Form 10-K
period 2008-08-31
SLAP, INC.
filed 2008-12-05
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-51716

SLAP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0531819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

565 Silvertip Road, Canmore, Alberta	T1W 3K8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 609 0311

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes     [ ]       No   [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes     [ ]       No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                    1.  Yes [X]    No   [   ]
               2.  Yes [X]    No   [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐                                                                                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     [ ]       No   [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As at the Company’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,250.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of November 25, 2008, the Issuer had a total of 2,800,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM  1.                      BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2008, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Slap, Inc. (the “Company”, “we”, “our”, or “us”) was incorporated on March 19, 2007, in the State of Nevada as an oil and gas exploration company.  We have begun our business operations by acquiring a 2.5% working interest in an oil and gas drilling prospect in Alberta, Canada.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Our principal products are intended to be oil and gas and any related saleable by-products.  Our market will be the Province of Alberta.  We currently do not have any oil and gas production or products.  Once we have oil and gas production, we will rely on the operator of our oil and gas wells to distribute any oil and gas and saleable by-products.

COMPETITIVE BUSINESS CONDITIONS AND OUR COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

Our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to its investment and capital costs compared to our financial capabilities.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant assets.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We presently do not have any production and therefore no customers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

At present, we do not hold any intellectual property nor do we anticipate that we will have any need for any intellectual property.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

We do not currently have any production, however, our operator is required to have government approvals for all drilling and production activities undertaken in the Province of Alberta and thus, we will be required to ensure that all approvals are granted and complied with.

EFFECTS OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON OUR BUSINESS

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil.  The price depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance.  Oil exports may be made pursuant to export contracts with terms not exceeding 1 year in the case of light crude, and not exceeding 2 years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board of Canada (“NEB”).  Any oil export to be made pursuant to a contract of longer duration (to a maximum of twenty-five (25) years) requires an exporter to obtain an export license from the NEB and the issuance of such a license requires the approval of the Governor in Council.

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers.  Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada.  Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada.  Natural gas exports for a term of less than two years or for a term of 2 to 20 years (in quantities no greater than 30,000 m3/day) must be made pursuant to an NEB order.  Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or of a larger quantity requires an exporter to obtain an export license from the NEB and the issuance of such a license requires the approval of the Governor in Council.

The government of Alberta also regulates the volume of natural gas which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date and we have no plans to undertake any research and development activities.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Our oil and gas acquisitions will be subject to numerous federal, state and local laws and regulations relating to environmental protection from the time oil and gas projects commence until abandonment.  These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites.  In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets.  Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.  Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position and results of operations.

We take the issue of environmental stewardship very seriously and will work diligently with our operators to insure compliance with applicable environmental and safety rules and regulations.  However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our operations or financial condition.

EMPLOYEES

We presently have no employees.  We hire consultants as required and rely on present management, being the directors and officers, to direct our business.  We will need to hire employees with experience in the oil and gas industry as we implement our business plan to grow the Company by the acquisition of exploration and development properties where the Company may participate in drilling or in the acquisition of any business in the oil and gas industry.  As we grow through acquisitions we will require employees with oil and gas expertise to review potential acquisitions and accounting and administrative staff to manage revenues and expenditures.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.  Should we find a property or properties of merit which would require an operator, we would need to hire additional staff for operations.

ITEM 1A.                      RISK FACTORS

 Not Applicable

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report on Form 10-K under “Business” “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.   We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

DISCLOSURE OF OIL AND GAS OPERATIONS

We presently have no properties and no oil and gas operations except for the Farm-Out Agreement described below. We intend to seek acquisitions in the oil and gas industry.

Reserves Reported to Other Agencies

We have only recently been incorporated and begun operations, there have been no reserves reported to other agencies since our inception.

Production

We have had no production data since our incorporation.

Productive Wells And Acreage

We are in the early stages of development, and thus, do not have any productive wells and/or acreage.   Drilling of our first well commenced on June 30, 2008, the results of which are described below.

Undeveloped Acreage

West Caroline Oil Project:  8-18-35-11W5

•
The West Caroline area is in the foothills distrubed belt of the Alberta, Canada Rocky Mountain’s eastern slopes.  There is an existing dry hole on the location that spudded into the older Devonian strata indicating an over-the-thrust zone.  Devonian D2 porosity was found at 1100 meters (3698.92 feet), and is 7 meters (22.9659 feet) thick.  The well site geologist said the samples were oil stained and the logs show 6.7 meters (22 feet) of porosity.

•	There are dry holes east, north-northwest and south of the subject well. The oil pool appears, therefore, to be orientated in a southwest and northeast trend.

•
Drilling of the first well on this acreage was commenced on June 30, 2008.  The well was spudded into the Devonian formation.  Drilling was completed on July 14, 2008 using normal methods, either low water loss mud, mist or invert mud.

The well reached total depth at 1,100 meters (3,698.92 feet), 6 meters (22 feet) of D2 (oil stained) porosity was expected at 1,050 meters (3,444.88 feet).  A full suite of electric logs and a drill stem test were completed in order to define the reservoir characteristics.  Completion operations for the well commenced on  July 15, 2008 based on results obtained during drilling. Though the well was completed under the recommendation of the operator, on September 26, 2008 it was declared a dry hole.

Drilling Activity

Drilling of our first well on the West Caroline 8-18-35-11W5TH commenced on June 30, 2008.   Based on results of drilling, the operator determined to attempt to complete the well.   Completion operations commenced on July 15, 2008 and on September 26, 2008 the operator declared the well a dry hole.

Present Activities

On August 31, 2007, we executed a farm-out agreement dated July 9, 2007 with Dar Energy Inc. in the West Caroline 8-18-35-11W5 whereby a cash payment of $24,078 earned the Company a  2.5% Working Interest (the “Farm-out Agreement”).

We have acquired a 2.5% working interest in an oil and gas lease called the West Caroline Oil Project.  The operator Dar Energy Inc. has farmed out 50% of its 100% interest in the initial well.  We will earn a 50% working interest in the well and the land, which will be subject to a 12.5% gross overriding royalty.  Costs of putting the well on stream if the drilling is successful will be borne by all J.V. owners, including the operator.  Dry hole costs are estimated to be $500,000 and completion costs are estimated to be $300,000.

We have the option to participate in all additional step-out wells on the project which, if the entire section of land is productive would be eight wells.  We are currently evaluating whether to proceed to participate in the drilling of any additional wells on the leases.

The initial well to be drilled offset a well drilled in 1959.  The well was abandoned, however geological evidence indicates that the well was a missed Devonian D2 reef discovery.  We expected that modern drilling and production technology would make the new well a discovery, however drilling and completion were unsuccessful and the well was declared a dry hole on September 26, 2008.
We do not expect to have revenues until at least twelve months from the date of filing of this Annual Report, and only if we can drill another well, and that well is successfully completed.  We cannot with certainty state that revenues will commence at any time in the near future.

Delivery Commitments

We do not have any delivery commitments or any short or long-term contractual obligations.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

ITEM  2.                     PROPERTIES

The Company does not currently have any properties.   Office space is provided free of charge by the Company’s Principal Executive Officer at this time.

ITEM 3.                      LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's common stock is not currently quoted on any quotation system or listed on any exchange.  The Company intends to apply for quotation on the Over-the Counter Bulletin Board (OTC/BB).

As of November 24, 2008, there were 61 record holders of the Company’s common stock.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)          RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

On August 13, 2008 our Registration Statement on Form SB-2 under Commission file number 333-151228 was declared effective, enabling us to offer up to 1,500,000 shares of common stock of our company at a price of $0.10 per share. On November 12, 2008 we accepted subscriptions for the entire offering from 47 investors, raising a total of $150,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 2,800,000 issued and outstanding shares of common stock of which 300,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from August 13, 2008 to August 31, 2008  in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	0
Legal and Accounting	0	0
Costs of the offering	0	0
Office and Administration	0	0
Total	0	0

As at August 31, 2008 the Company had not yet received any proceeds with respect to the above offering.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	0	0
Legal and Accounting	0	0
Consulting	0	0
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	0
Working capital	0	0
TOTAL	0	0

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

 ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Much of the discussion in this Item is “forward-looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.  There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of a certain date.  We undertake no obligation to update any forward-looking statements.

Plan of Operation

We have begun our business operations by acquiring a 2.5% working interest in an oil and gas drilling prospect in Alberta, Canada.   Drilling of our first well commenced on June 30, 2008 and the well was declared a dry hole by the operator on September 26, 2008.   We have the option to participate in a further 7 wells on this property.  We are currently determining whether to elect to participate in any further drilling on these leases.  As we only completed our prospectus offering to raise $150,000 for operations on November 12, 2008, we do not expect that we will undertake any additional drilling until the beginning of 2009 and then only after we have carefully evaluated any further drilling opportunities on our current leases.   Should we determine not to participate in further drilling on our existing property, we will seek other exploration and development prospects in the Province of Alberta, Canada.

We are a development stage company.  We currently have no revenue and no significant assets except that relating to the Farm-out Agreement as set forth below.

During the twelve months following the filing of this Annual Report we plan to aggressively acquire, exploit and explore for oil and gas prospects.  We will focus on acquisitions of oil and gas properties where management believes further exploitation and development opportunities exist.  We plan to pursue a balanced portfolio of crude oil and natural gas prospects.  In selecting exploration, exploitation and development prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects.  We do not intend to purchase other oil and gas companies, but rather identify oil and gas projects that other companies have made available on the open market.  No assurance can be given that drilling will prove successful in establishing commercially recoverable reserves.

During this period, our business strategy is to acquire, exploit and explore for oil and natural gas reserves throughout the Province of Alberta, Canada with the eventual long-term goal of maintaining working interests in properties that will allow for operatorship or the potential for operatorship.  Currently, we will not undertake any prospects that require operatorship as we do not have sufficient staff or expertise to do so.  We will initially concentrate on acquiring small working interests in exploration properties where the costs fit in with our proposed budget and for only those properties that have qualified operators.  Acquisitions will be targeted in areas that will complement our exploration endeavors.  We intend to seek out, analyze and complete corporate mergers and asset acquisitions where value creation opportunities have been identified.

We intend to focus our business operations on obtaining higher quality reservoirs and to create value through exploitation, development and exploration activities on to be acquired oil and gas prospects with a view to increasing stockholder value and returns.  We will consistently use the following operation and financial management techniques to increase stockholder value and returns, taking into account our financial position, taxability and access to debt and equity financing:

•	Focus growth capital to higher quality reservoirs;
•	Utilize production enhancement techniques to increase productivity and add value within the parameters of good oilfield production practices;
•	Create value from our asset base through exploitation, development and exploration activities; and
•	Utilize risk management opportunities through hedging or other means for cash flow management.

We hope to acquire exploitation and exploration drilling prospects, but may consider acquiring properties that have existing production in order to generate cash flow for operations during the Initial Period.  There can be no assurance that we will be successful in acquiring any properties that will allow us to generate revenues.

We will endeavor to acquire and explore for longer life reserves that will withstand several pricing cycles and will attempt to focus our asset base on a select number of areas with desirable characteristics.  It is anticipated that the number and diversity of these focus areas will expand with the growth of our business.

With a focus on enhancing stockholder value, we intend to look to acquire and develop oil and gas assets that have as many of the following characteristics as possible:

•	Exhibit the potential for delivering superior rates of return on capital employed;
•	Accretive to cash flow per share;
•	Accretive to net asset value;
•	Accretive to reserves per share;
•
Potential for value enhancement through further exploitation, including improved production practices, additional development drilling, infill drilling or re-drilling/re-completion and improved marketing arrangements;

•	Assets that include associated undeveloped lands for development and exploration opportunities;
•	Geological opportunities with multi-zone potential; and
•	Near-term market access and sufficient infrastructure for increased activity.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, as we have no subsidiaries at this time.

In March 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not  Applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

SLAP, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2008
(Stated in US Dollars)

SLAP, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS
Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to Audited Financial Statements	F-8 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
SLAP, Inc.

We have audited the accompanying balance sheets of SLAP, Inc. (a development stage company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2008,  for the period ended August 31, 2007, and for the period from March 19, 2007 (date of incorporation) to August 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight  Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits  provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLAP, Inc.  as of August 31, 2008 and 2007, and the results of its operations,   changes in stockholders’ equity, and its cash flows for the year ended August 31, 2008, for the period ended August 31, 2007, and for  the period from March 19, 2007 (date of incorporation) to August 31, 2008,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements  have been prepared assuming that the Company  will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage,  has no established source of revenue, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
November 28, 2008

SLAP, INC.
(A Development Stage Company)
BALANCE SHEETS
 (Stated in US Dollars)

ASSETS	August 31, 2008	August 31, 2007
Current
Cash	$13,668	$36,402
Deposits	-	23,435
Amounts Receivable	2,134	-
Deferred offering costs	38,200	5,000
	$54,002	$64,837

LIABILITIES
Current
Accounts payable and accrued liabilities	$34,490	$1,250

STOCKHOLDERS’ EQUITY
Capital stock – Notes 3 and 5
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,300,000 common shares	1,300	1,300
Additional Paid-in Capital	63,700	63,700
Deficit accumulated during the development stage	(45,488)	(1,413)
	19,512	63,587
	$54,002	$64,837

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Year ended August 31,	Period ended August 31,	From Inception (March 19, 2007)
	2008	2007	to August 31,2008
Expenses
Organizational costs	$-	$1,250	$1,250
Dry hole costs	24,078	-	24,078
Professional fees	18,695	-	18,695
Office and administration	1,302	163	1,465

Net loss for the period	$(44,075)	$(1,413)	$(45,488)

Basic and diluted loss per share	$(0.03)	$(0.01)

Weighted average number of shares outstanding	1,300,000	264,545

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from March 19, 2007 (Date of Incorporation) to August 31, 2008
(Stated in US Dollars)

			Additional	Deficit Accumulated
	Common Stock		Paid-in	during the
	Shares	Amount	Capital	Development Stage	Total
Capital stock issued for cash – at $0.05	1,300,000	$1,300	$63,700	$-	$65,000
Net loss for the period	-	-	-	(1,413)	(1,413)
Balance, August 31, 2007	1,300,000	1,300	63,700	(1,413)	63,587
Net loss for the period	-	-	-	(44,075)	(44,075)
Balance, August 31, 2008	1,300,000	$1,300	$63,700	$(45,488)	$19,512

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the period from March 19, 2007 (Date of Incorporation) to August31, 2008
(Stated in US Dollars)

	Year ended August 31, 2008	Period ended August 31, 2007	From Inception (March 19, 2007) to August 31,2008
Cash flows used in Operating Activities
Net loss for the period	$(44,075)	$(1,413)	$(45,488)
Adjustment to reconcile net loss to net cash used by operating activities
Deposit	23,435	(23,435)	-
Amounts receivable	(2,134)	-	(2,134)
Deferred offering costs	(33,200)	(5,000)	(38,200)
Accounts payable and accrued liabilities	33,240	1,250	34,490

Net cash used in operating activities	(22,734)	(28,598)	(51,332)

Cash flows from Financing Activities
Issuance of common shares	-	65,000	65,000
Net cash provided by financing activities	-	65,000	65,000

Increase (decrease) in cash during the period	(22,734)	36,402	13,668

Cash, beginning of period	36,402	-	-

Cash, end of period	$13,668	$36,402	$13,668

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008
(Stated in US Dollars)

NOTE 1             NATURE AND CONTINUANCE OF OPERATIONS

a)     Organization

Slap, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.  The Company’s year-end is August 31.

b)	Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to operate in Canada as an oil and gas exploration, development, production and acquisition company.  As at the date hereof, the Company executed a Farm-out Agreement with Dar Energy Inc. in the West Caroline 8-18-35-11W5 for $24,078 to earn a 2.5% Working Interest.  The well was drilled on June 30, 2008, and on September 26, 2008 the operator advised that the well was a dry hole. The costs have been expensed as of August 31, 2008.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $45,488 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 2          SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b)	Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting substantially all of its present efforts to establishing a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

c)	Offering Expenses

The Company filed a Form S-1 Registration Statement to offer to the public up to 1,500,000 common shares at ten cents ($0.10) per share.  The S-1 became effective on August 13, 2008. The $38,200 estimated costs relating to such Registration Statement will be charged to

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Continued)
August 31, 2008
(Stated in US Dollars)

NOTE 2           SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

      c)    [continued….] capital, if such offering is successful.  If the offering is not successful, the costs will be charged to expense.

          d)   Income Taxes

The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”.  SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          e)     Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

      f)     Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

      g)   Foreign Currency Translation

The Company’s functional currency is Canadian dollars as all of the Company’s operations are in Canada.  The Company used the United States of America dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date.  Any exchange gains or losses are included in the Statement of Operations.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Continued)
August 31, 2008
(Stated in US Dollars)

NOTE 2            SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

      h)     Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Continued)
August 31, 2008
(Stated in US Dollars)

NOTE 2         SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

       h)      Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 3          COMMON STOCK

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.  The Company had 1,300,000 shares of common stock issued and outstanding as of the fiscal year ended August 31, 2008.

NOTE 4          DEFERRED TAX ASSETS

        The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carry forward	$15,900
Valuation allowance for deferred tax asset	(15,900)
$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of one hundred percent (100%) against all available income tax loss carry-forwards, regardless of their time of expiry.

At August 31, 2008, the Company has accumulated non-capital losses totaling $ 45,488, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2027.

NOTE 5           RELATED PARTY TRANSACTIONS

During the period March 19, 2007, (Date of Incorporation) to August 31, 2008, the Company issued 1,300,000 shares of common stock for $65,000 to directors, close friends and business associates of the Company.

NOTE 6           SUBSEQUENT EVENTS

Subsequent to the period covered by this report, the Company has completed its prospectus offering and has raised a total of $150,000 by the sale of 1,500,000 shares of common stock at $0.10 per common share.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A (T).            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                      OTHER INFORMATION

Subsequent to the period covered by this annual report, on September 26, 2008, the Company received notification from the operator of the well that the well was determined to be a dry hole.

Subsequent to the period covered by this annual report, on November 12, 2008, the Company has completed its prospectus offering and has raised a total of $150,000 by the sale of 1,500,000 shares of common stock at $0.10 per common share.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of November 12, 2008:

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION
David Wehrhahn	70	Director, Principal Executive Officer
Kelly Warrack	39	Director, Secretary, Treasurer and Principal Financial Officer
Donald Byers	64	Director

Our executive officers are elected annually by our Board of Directors.

David Wehrhahn - Chief Executive Officer, President and Member of the Board of Directors

Mr. David Wehrhahn has served as our Chief Executive Officer (“CEO”), President and a member of our Board of Directors (“Board”) since our inception on March 19, 2007.  The term of his office is for one (1) year and is renewable on an annual basis.   Mr. Wehrhahn is CEO and a Director of Hermes Financial Inc., a capital pool company reporting on the Canadian TSX Venture Exchange.  He has been a Director of Hermes Financial Inc. since November 3, 2006.   From 1986 to 2006, Mr. Wehrhahn was working under the name D.G. Wehrhahn Engineering Ltd. as the Chief Engineer.  Mr. Wehrhahn provided Petroleum Consulting services to various companies.  Mr. Wehrhahn is a member of the Association of Professional Engineers, Geologists, Geophysicists of Alberta and holds a Bachelor of Science, Electrical Engineering degree from the University of Alberta.

Mr. Wehrhahn is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the SEC.

Kelly Warrack - Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Member of the Board of Directors

Mr. Kelly Warrack has served as our Chief Financial Officer (“CFO”), Secretary, Treasurer and a member of our Board since our inception on March 19, 2007.  The term of his office is for one (1) year and is renewable on an annual basis.  From March 2006, to January, 2008, Mr. Warrack held the position as Controller of Impact Drilling Ltd.  From March, 2002 to the present, Mr. Warrack has held the position as CFO and Director of Metalworks Canada Ltd.  Mr. Warrack has been a member of the Institute of Certified Management Accountants of Alberta since 1990.

Mr. Warrack is an officer and director of a reporting company, Lexington Energy Services Inc., which files annual, quarterly, or periodic reports with the SEC.

Donald Byers - Member of the Board of Directors

Mr. Donald Byers has served as a member of our Board since our inception on March 19, 2007.  The term of his office is for one (1) year and is renewable on an annual basis.   From 2004 to present, Mr. Byers has held the position as President of Algold Consultants Inc., a private consulting company.  From 1987 to 1995, Mr. Byers held the position as President of Manchester Resources Inc., an Oil and Gas company subsequently taken over by a company that has since become Canetic Resources Trust.    From 1993 to 2003, Mr. Byers was a Director of Santoy Resources Inc., a precious metal explorer, now involved in exploration for uranium.  From 1970 to 2004, Mr. Byers was employed with the Northern Alberta Institute of Technology as a Chemistry Instructor.  From 2000 to 2004, he held the position as Manager of the Business Development Unit.    From 1990 to 1999, Mr. Byers was employed with the Alberta Society of Engineering Technologists (ASET), firstly as the Registrar, and secondly, as the Executive Director.  Mr. Byers is a member of the Chemical Institute of Canada (MCIC).  In addition, he is a certified member of ASET (CET) as well as a member of the Canadian Society of Environmental Biologists.Mr. Byers holds a Bachelor of Science Degree, Agricultural chemistry, from the University of McGill as well as a   Masters of Science degree in Biochemistry, from California State University, in Long Beach, California, U.S.A.

Mr. Byers is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the SEC.

Involvement In Certain Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

Promoters and Control Persons

Not Applicable

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Kelly Warrack	Director and Principal Financial Officer	Late/1	N/A	N/A
Donald Byers	Director	Late/1	N/A	N/A
David Wehrhahn	Principal Executive Officer and Director	Late/1	N/A	N/A

Code of Ethics

The Company does not currently have a code of ethics.  When the Company adopts a code of ethics it  will file a copy of the code of ethics as required by the regulatory authorities.

Corporate Governance

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.                      EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Currently the Company has no compensation plans and does not pay any compensation to its directors or officers.   The Company does not intend to institute any plans until such time as it has successfully drilled a well or wells and has revenues.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Wehrhahn Principal Executive Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Wehrhahn Principal Executive Officer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Grants of Plan Based Awards

We do not currently have any award plans.

Outstanding Equity Awards at Fiscal Year-End

The Company does not currently have any stock option or stock award plans or any other compensation plans.

Pension Benefits

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Nonqualified and defined contribution and other nonqualified deferred compensation plans.

The Company has no nonqualified plans at the current time.

Potential Payments upon termination or change in control

We do not have any potential payments to any of our officers or directors relating to termination or change in control.

Directors Compensation

We did not pay director's fees to Company Directors by way of cash or other cash compensation for services rendered as a director in the year ended August 31, 2008.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Compensation Committee

We do not currently have a compensation committee.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not currently have any equity compensation plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of November 28, 2008, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Vicki Barlow #403, 3412 Parkdale Blvd NW Calgary, Alberta T2N 3T4	200,000 shares held directly	7.1%
Common	Buccaneer Holdings Inc. Cor 12 Baymen Avenue and Calle Al Mar Belize City, Belize CA	175,000 shares held directly	6.3%
Common	Wally Yee 9716 Oakhill Drive SW Calgary, Alberta T2V 3W5	226,760 shares held directly	8.1%
(1)	Based upon 2,800,000 issued and outstanding shares of common stock as of November 28, 2008.

SECURITY OWNERSHIP OF OUR BOARD OF DIRECTORS AND EXECUTIVE MANAGEMENT AND OUR ADVISORY BOARD MEMBERS

The following table shows, as of November 28, 2008, the shares of the Company’s Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors of the Company and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	David Wehrhahn Director, CEO, President, 565 Silvertip Road Canmore, Alberta T1W 3K8	100,000 common shares are held directly	3.6%
Common	Kelly Warrack Director, CFO, Secretary-Treasurer Box 25, Site 12, RR5 Calgary, Alberta T2P 2G6	100,000 common shares held directly	3.6%
Common	Donald Byers Director 17732-92 Street NW Edmonton, Alberta T5J 2L5	100,000 common shares held directly	3.6%
Common	All Officers and Directors as a group	Common shares	10.8%
Notes
(1)	Based upon 2,800,000 issued and outstanding shares of common stock as of November 28, 2008.

CHANGES IN CONTROL

Not Applicable

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During fiscal 2008, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Director Independence

As of the date of this Annual Report, we have one independent director, Donald Byers.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.           the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.            the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.            the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.            the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.           the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2008 and August 31, 2007:

Services	2008	2007
Audit fees	$10,500	$6,000
Audit related fees	0	0
Tax fees	500	500
Total fees	$11,000	$6,500

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.
PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Index to Consolidated Financial Statements

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(c)  Exhibits

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3.2	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
5	Legal Opinion	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.1	Farm-Out Agreement dated July 9, 2007 between Dar Energy Inc. and SLAP, Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:/s/ David Wehrhahn
Name: David Wehrhahn
Title: President/CEO, principal executive officer                         Dated:  December 5, 2008

By:   /s/ Kelly Warrack
Name: Kelly Warrack
Title: Chief Financial Officer, principal financial officer              Dated:  December 5, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ David Wehrhahn
Name: David Wehrhahn
Title: Director                                                                                     Dated:  December 5, 2008

By:   /s/ Kelly Warrack
Name: Kelly Warrack
Title: Director                                                                                     Dated:  December 5, 2008

By:/s/ Donald Byers
Name: Donald Byers
Title: Director                                                                                     Dated: December 5, 2008