Form 10-Q
period 2008-11-30
SLAP, INC.
filed 2008-12-31
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-51716

SLAP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0531819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

565 Silvertip Road, Canmore, Alberta	T1W 3K8
(Address of principal executive offices)	(Zip Code)

(403) 609-0311
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           (1) Yes ☑No ☐
                                                                (2) Yes ☑No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer                                           ☐                                           Smaller reporting Company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes [ ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,800,000 common shares outstanding as of December 15, 2008.

SLAP, INC.

PART I

ITEM 1.FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended November 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Unaudited Balance Sheets	F-1

Unaudited Statements of Operations	F-2

Unaudited Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-5

SLAP, INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

ASSETS	November 30, 2008	August 31, 2008
Current
Cash	$137,982	$13,668
Amounts Receivable	2,344	2,134
Deferred offering costs	-	38,200
Total Current Assets	$140,326	$54,002

LIABILITIES
Current
Accounts payable and accrued liabilities	$15,186	$34,490

STOCKHOLDERS’ EQUITY
Capital stock – Notes 3 and 5
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,800,000 and 1,300,000 common shares at November 30, 2008 and August 31, 2008, respectively	2,800	1,300
Additional Paid-in Capital	174,000	63,700
Deficit accumulated during the development stage	(51,660)	(45,488)
Total Stockholders’ Equity	125,140	19,512
Total Liabilities and Stockholders’ Equity	$140,326	$54,002

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended November 30, 2008 and the period from
Inception (March 19, 2007) to November 30, 2008
 (Stated in US Dollars)
(Unaudited)

	Three Months ended November 30, 2008	Three Months ended November 30, 2007	From Inception (March 19, 2007) to November 30, 2008

Expenses
Organizational costs	$-	$-	$1,250
Dry hole costs	-	-	24,078
Professional fees	5,442	3,000	24,137
Office and administration	730	44	2,195

Net loss for the period	$(6,172)	$(3,044)	$(51,660)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	1,596,703	270,497

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2008 and the period from
Inception (March 19, 2007) to November 30, 2008
 (Stated in US Dollars)
(Unaudited)

	Three Months ended November 30, 2008	Three Months ended November 30, 2007	From Inception (March 19, 2007) to November 30, 2008

Cash flows used in Operating Activities
Net loss for the period	$(6,172)	$(3,044)	$(51,660)
Adjustment to reconcile net loss to net cash used by operating activities:
Deposit	-	(643)	-
Amounts receivable	(210)	-	(2,344)
Deferred offering costs	38,200	-	-
Accounts payable and accrued liabilities	(19,304)	-	15,186

Net cash provided by (used) in operating activities	12,514	(3,687)	(38,818)

Cash flows from Financing Activities
Issuance of common shares	111,800	-	176,800
Net cash provided by financing activities	111,800	-	176,800

Increase (decrease) in cash during the period	124,314	(3,687)	137,982

Cash, beginning of period	13,668	36,402	-

Cash, end of period	$137,982	$32,715	$137,982

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the three months ended November 30, 2008

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of SLAP, Inc. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2008.

The interim financial statements present the balance sheet, statements of operations and cash flows of SLAP, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company.

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

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS - continued
For the three months ended November 30, 2008

Note 2 – Recently Issued Accounting Pronouncements (continued)

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

Note 3 – Common Stock

On November 12, 2008 we accepted subscriptions under a prospectus offering to raise a total of $150,000 at $0.10 per share from 47 investors, raising total proceeds of $150,000. No commissions were paid on any of the subscriptions.  A total of $38,200 in deferred offering costs relating to such offering have been offset to additional paid in capital,

As at November 30, 2008 the subscribed for shares remained allocated for issuance, but were not yet issued.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2008, and 2007, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean SLAP, Inc., unless the context clearly requires otherwise.

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

During the twelve months following the filing of this Quarterly Report we plan to aggressively acquire, exploit and explore for oil and gas prospects.  We will focus on acquisitions of oil and gas properties where management believes further exploitation and development opportunities exist.  We plan to pursue a balanced portfolio of crude oil and natural gas prospects.  In selecting exploration, exploitation and development prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects.  We do not intend to purchase other oil and gas companies, but rather identify oil and gas projects that other companies have made available on the open market.  No assurance can be given that drilling will prove successful in establishing commercially recoverable reserves.

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

ITEM 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2008 our Registration Statement on Form S-1 under Commission file number 333-151228 was declared effective, enabling us to offer up to 1,500,000 shares of common stock of our company at a price of $0.10 per share. On November 12, 2008 we accepted subscriptions for the entire offering from 47 investors, raising a total of $150,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 2,800,000 issued and outstanding shares of common stock of which 300,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from August 13, 2008 to November 30, 2008 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	0
Legal and Accounting	0	$ 619
Costs of the offering	0	$25,660
Office and Administration	0	$ 703
Total	0	$26,982

Of the $26,982 detailed above a total of $13,668 was settled from working capital on-hand at the time of the closing of the offering, with the remaining $13,314 in expenses incurred allocated for settlement from offering proceeds.  Upon settlement of the above amounts in full, net proceeds from the offering will total $136,686.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of December, 2008.

/s/David Wehrhahn	/s/ Kelly Warrack
Name: David Wehrhahn	Name: Kelly Warrack
Title: President/CEO, Principal Executive Officer	Title: Chief Financial Officer, Principal Financial Officer