Form 10-Q
period 2009-02-28
SLAP, INC.
filed 2009-04-07
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
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

(1) Yes ☑ No ☐
(2) Yes ☑ No ☐

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

2,800,000 common shares outstanding as of March 24, 2009.

SLAP, INC.

PART I

ITEM 1.            FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Unaudited Balance Sheets	F-1

Unaudited Statements of Operations	F-2

Unaudited Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-6

SLAP, INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

ASSETS	February 28, 2009	August 31, 2008
Current
Cash	$122,814	$13,668
Amounts Receivable	2,446	2,134
Deferred offering costs	-	38,200
Total Current Assets	$125,260	$54,002

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,086	$34,490

STOCKHOLDERS’ EQUITY
Capital stock – Note 3
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,800,000 and 1,300,000 common shares at February 28, 2009 and August 31, 2008, respectively	2,800	1,300
Additional Paid-in Capital	174,000	63,700
Deficit accumulated during the development stage	(57,626)	(45,488)
Total Stockholders’ Equity	119,174	19,512
Total Liabilities and Stockholders’ Equity	$125,260	$54,002

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and six months ended February 28, 2009 and February 29, 2008;
and the period from Inception (March 19, 2007) to February 28, 2009
 (Stated in US Dollars)
(Unaudited)

	Three Months ended February 28, 2009	Six Months ended February 28,2009	Three Months ended February 29, 2008	Six Months ended February 29, 2008		From Inception (March 19, 2007) to February 28, 2009

Expenses
Organizational costs	$-	$-	$-	$		$1,250
Dry hole costs	-	-	-		-	24,078
Professional fees	5,048	10,490	2,000		5,000	30,435
Office and administration	918	1,648	178		222	1,863

Net loss for the period	$(5,966)	$(12,138)	$(2,178)		$(5,222)	$(57,626)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)		$(0.00)

Weighted average number of shares outstanding	2,800,000	2,195,028	1,300,000		1,300,000

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three and six months ended February 28, 2009 and February 29, 2008;
and the period from Inception (March 19, 2007) to February 28, 2009
 (Stated in US Dollars)
(Unaudited)

	Three Months ended February 28, 2009	Six Months ended February 28, 2009	Three Months ended February 29, 2008	Six Months ended February 29, 2008	From Inception (March 19, 2007) to February 28, 2009

Cash flows used in Operating Activities:
Net loss for the period	$(5,966)	$(12,138)	$(2,178)	$(5,222)	$(57,626)
Adjustment to reconcile net loss to net cash used by operating activities:
Deposit	-	-	-	-	-
Amounts receivable	(102)	(312)	(669)	(669)	(2,446)
Deferred offering costs	-	38,200	-	-	-
Prepaid expenses	-	-	(13,200)	(13,843)	-
Accounts payable and accrued liabilities	(9,100)	(28,404)	2,000	2,000	6,086

Net cash used in operating activities	(15,168)	(2,654)	(14,047)	(17,734)	(53,986)

Cash flows from Financing Activities:
Issuance of common shares	-	111,800	-	-	176,800
Net cash provided by financing activities	-	111,800	-	-	176,800

Increase (decrease) in cash during the period	(15,168)	109,146	(14,047)	(17,734)	122,814

Cash, beginning of period	137,982	13,668	32,715	36,402	-

Cash, end of period	$122,814	$122,814	$18,668	$18,668	$122,814

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the six months ended February 28, 2009

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS - continued
For the six months ended February 28, 2009

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS - continued
For the six months ended February 28, 2009

Note 3 – Common Stock

On November 12, 2008 we accepted subscriptions under a prospectus offering to raise a total of $150,000 at $0.10 per share from 47 investors, raising total proceeds of $150,000. No commissions were paid on any of the subscriptions.  A total of $38,200 in deferred offering costs relating to such offering have been offset to additional paid in capital.

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

Plan of Operation

We have begun our business operations by acquiring a 2.5% working interest in an oil and gas drilling prospect in Alberta, Canada.   Drilling of our first well commenced on June 30, 2008 and the well was declared a dry hole by the operator on September 26, 2008.   We have the option to participate in a further 7 wells on this property.  We are currently determining whether to elect to participate in any further drilling on these leases.  With the recent decline in oil and gas prices, we do not expect to commence any drilling activity at this time and we will only determine to drill after we have carefully evaluated any further drilling opportunities on our current leases.   Should we determine not to participate in further drilling on our existing property, we will seek other exploration and development prospects in the Province of Alberta, Canada or elsewhere.  We may also seek producing properties that can be acquired at attractive discounts to cash flow based on the current oil and gas pricing.  We believe that some of the smaller producers may look to divest certain of their producing assets on attractive terms in this current operating environment.

We are a development stage company.  We currently have no revenue and no significant assets except that relating to the Farm-out Agreement described herein.

During the twelve months following the filing of this Quarterly Report we plan to review our drilling prospects on our current leases and to review other acquisition opportunities for production acquisitions as well as exploration and development prospects, both oil and gas..  We will focus on acquisitions of oil and gas properties where management believes further exploitation and development opportunities exist or we can acquire production at attractive rates and on favorable terms.  We plan to pursue a balanced portfolio of crude oil and natural gas prospects.  In selecting exploration, exploitation,  development and production prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for good prospects.  We do not intend to purchase other oil and gas companies, but rather identify oil and gas projects that other companies have made available on the open market.  No assurance can be given that any acquisitions or exploration or development will prove successful in establishing commercially recoverable reserves.

Currently, we will not undertake any prospects that require operatorship as we do not have sufficient staff or expertise to do so.  We will initially concentrate on acquiring small working interests in exploration properties or development or producing properties where the costs fit in with our proposed budget and for only those properties that have qualified operators.  We intend to seek out, analyze and complete corporate mergers and asset acquisitions where value creation opportunities have been identified.

We hope to acquire exploitation and exploration drilling prospects, but may consider acquiring properties that have existing production in order to generate cash flow for operations during our start up.  There can be no assurance that we will be successful in acquiring any properties that will allow us to generate revenues.

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

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following is the use of proceeds for actual expenses incurred for our account from August 13, 2008 to February 28, 2009 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	619
Costs of the offering	0	25,660
Office and Administration	0	703
Total	0	26,982

Of the $26,982 detailed above a total of $13,668 was settled from working capital on-hand at the time of the closing of the offering, with the remaining $13,314 in expenses incurred allocated for settlement from offering proceeds.  Upon settlement of the above amounts in full, net proceeds from the offering will total $136,686.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Legal and Accounting	0	12,205
Consulting	0	1,689
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	1,275
Working capital	0	0
TOTAL	0	15,169

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

The Company is presently preparing to file a Form 15C-211 for quotation on the OTCBB and expects to file during the fiscal quarter ending May 31, 2009.

ITEM 6.                EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of April, 2009.

By:/s/ David Wehrhahn
Name: David Wehrhahn
Title: President/CEO, principal executive officer                                                                                                Dated:  April 7, 2009

By: /s/ Kelly Warrack
Name: Kelly Warrack
Title: Chief Financial Officer, principal financial officer                                                                                    Dated:  April 7, 2009