Form 10-Q
period 2009-05-31
SLAP, INC.
filed 2009-06-18
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be sumitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

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

2,800,000 common shares outstanding as of June 11, 2009.

SLAP, INC.
TABLE OF CONTENTS

PART I

ITEM 1.        FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended May 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Unaudited Balance Sheets	F-1

Unaudited Statements of Operations	F-2

Unaudited Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-6

SLAP, INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

ASSETS	May 31, 2009	August 31, 2008
Current
Cash	$115,896	$13,668
Amounts Receivable	2,558	2,134
Deferred offering costs	-	38,200
Total Current Assets	$118,454	$54,002

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,556	$34,490

STOCKHOLDERS’ EQUITY
Capital stock – Note 3
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,800,000 and 1,300,000 common shares at May 31, 2009 and August 31, 2008, respectively	2,800	1,300
Additional Paid-in Capital	174,000	63,700
Deficit accumulated during the development stage	(62,902)	(45,488)
Total Stockholders’ Equity	113,898	19,512
Total Liabilities and Stockholders’ Equity	$118,454	$54,002

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2009 and May 31, 2008;
and the period from Inception (March 19, 2007) to May 31, 2009
 (Stated in US Dollars)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008	From Inception (March 19, 2007) to May 31, 2009
Expenses
Organizational costs	$-	$-	$-	$-	$1,250
Dry hole costs	-	-	-	-	24,078
Professional fees	3,427	5,324	13,917	10,324	32,612
Office and administration	1,849	1,629	3,497	1,851	4,962

Net loss for the period	$(5,276)	$(6,953)	$(17,414)	$(12,175)	$(62,902)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	2,800,000	1,300,000	2,398,901	1,300,000

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2009 and May 31, 2008;
and the period from Inception (March 19, 2007) to May 31, 2009
 (Stated in US Dollars)
(Unaudited)

	Nine Months ended May 31,
	2009	2008	From Inception (March 19, 2007) to May 31, 2009

Cash flows used in Operating Activities:
Net loss for the period	$(17,414)	$(12,175)	$(62,902)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Deposit	-	(643)	-
Amounts receivable	(424)	(1,452)	(2,558)
Deferred offering costs	38,200	(20,700)	-
Accounts payable and accrued liabilities	(29,934)	17,236	4,556

Net cash used in operating activities	(9,572)	(17,734)	(60,904)

Cash flows from Financing Activities:
Issuance of common shares	111,800	-	176,800
Net cash provided by financing activities	111,800	-	176,800

Increase (decrease) in cash during the period	102,228	(17,734)	115,896

Cash, beginning of period	13,668	36,402	-

Cash, end of period	$115,896	$18,668	$115,896

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the nine months ended May 31, 2009

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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
For the nine months ended May 31, 2009

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

On January 12, 2009 the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS - continued
For the nine months ended May 31, 2009

Note 2 – Recently Issued Accounting Pronouncements (continued)

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

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

General Overview

We began our business operations by acquiring a 2.5% working interest in an oil and gas drilling prospect in Alberta, Canada.   Drilling of our first well commenced on June 30, 2008 and the well was declared a dry hole by the operator on September 26, 2008.   We have the option to participate in a further 7 wells on this property.  We are currently determining whether to elect to participate in any further drilling on these leases.  With the recent decline in oil and gas prices, we do not expect to commence any drilling activity at this time and we will only determine to drill after we have carefully evaluated any further drilling opportunities on our current leases.   Should we determine not to participate in further drilling on our existing property, we will seek other exploration and development prospects in the Province of Alberta, Canada or elsewhere.  We may also seek producing properties that can be acquired at attractive discounts to cash flow based on the current oil and gas pricing.  We believe that some of the smaller producers may look to divest certain of their producing assets on attractive terms in this current operating environment.

We are a development stage company.  We currently have no revenue and no significant assets except for our 2.5% working interest in our oil and gas drilling prospect described above.

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

Liquidity and Capital Resources

As of May 31, 2009, we had a total of $115,896 cash on hand, as compared to $13,668 as at August 31, 2008, which increase was due to the receipt of $150,000 raised under our prospectus offering through to November 2008.  Deferred offering costs decreased from $38,200 in August 31, 2008 to $nil at May 31, 2009, as these amounts were attributed to paid in capital.  Accounts payable and accrued liabilities decreased from $34,490 in August 31, 2008 to $4,556 at May 31, 2009, as accounts were brought current as a result of the completed offering.

Management believes that our Company's cash and cash equivalents will be sufficient to meet our working capital requirements through this fiscal year.  This includes sufficient capital for additional drilling on our leases to determine commercial viability, if such a decision is undertaken, or for alternative development strategies as outlined in our business plan. However, dependent on the outcome of our initial drilling activities we may be required to raise additional capital to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining successful exploration results from our Farm-in Agreement or other oil and gas operations that we may undertake, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operation

The Company had no revenues for the nine month period ending May 31, 2009, as was the case in the corresponding nine month period ending May 31, 2008.  General and administrative expenses for the three month period ended May 31, 2009, totaled $5,276, as compared to $6,953 for the three month period ended May 31, 2008.  These amounts were generally related to routine accounting, administrative, clerical expenses, and filing fees. Basic and diluted loss per share for the nine period ended May 31, 2009 was $.01, and $.01 for the nine month period ended May 31, 2008.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2009:

1.           Lack of an independent audit committee due to the fact that we have only one independent director.  We do not have sufficient members of the Board who are independent directors and therefore we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.           Outsourcing of the accounting operations of our Company.   Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the outsource firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the firm;

3.           Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Changes in Internal Control over Financial Reporting

As of May 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended May 31, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.   Management believes these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending May 31, 2009.

Use of Proceeds from First Registration Statement

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

Following is the use of proceeds for actual expenses incurred for our account from August 13, 2008 to May 31, 2009 in connection with the issuance and distribution of the securities. Proceeds used were both from existing working capital and from the funds raised under the offering, with $26,200 being settled from working capital on hand, and the balance from offering proceeds:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	13,200
Costs of the offering	0	25,000
Office and Administration	0	0
Total	0	38,200

Following is a table detailing the use of net offering proceeds of $138,000 after deduction of funds paid from offering proceeds in connection with the costs of the offering.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Legal and Accounting	0	17,585
Consulting	0	2,164
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	2,354
TOTAL	0	22,103

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                        OTHER INFORMATION

The Company has finalized its submission to the market maker who is applying on our behalf for quotation of securities on the Over the Counter Bulletin Board.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLAP, Inc.

Date: 17 June, 2009	/s/ David Wehrhahn
Name: David Wehrhahn
Title: President/CEO, Principal Executive Officer

Date: 17 June, 2009	/s/ Kelly Warrack
Name: Kelly Warrack
Title: CFO, Principal Financial Officer