Form 10-K
period 2009-08-31
SLAP, INC.
filed 2009-11-05
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes     [  ]       No   [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes     [  ]       No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                   1.  Yes [X]    No   [   ]
               2.  Yes [X]    No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     [  ]       No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes     [X ]       No   [  ]

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
Yes     [X ]       No   [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As at the Company’s most recently completed second fiscal quarter, February 28, 2009,  the aggregate market value of the voting and non-voting common equity held by non-affiliates was $250,000.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of November 2, 2009, the Issuer had a total of 25,200,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

i

PART I

ITEM 1.                       BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see “Forward-Looking Statements” under Item 7 of this annual report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Business Development

SLAP, Inc. (the “Company”, “we”, “our”, or “us”) was incorporated on March 19, 2007, in the State of Nevada as an oil and gas exploration company.  We acquired a 2.5% working interest in an oil and gas drilling prospect in Alberta, Canada..

Current Operations

The Company currently operates in the oil and gas industry in the West Caroline area of Alberta, Canada, and maintains a right to a 2.5% working interest in a well and in the mineral rights to a Crown Petroleum and Natural Gas lease governing the well.  The Company has decided not to undertake any further activity on this well and within the lands of the lease.  As a working interest owner in the well, the Company currently is obligated to expend further funds for additional environmental work to comply with government regulations.  The Company has determined that it will seek alternative acquisition opportunities, either in the oil and gas industry or in alternate opportunities which bring value to shareholders during fiscal 2010.

Principal Products or Services and Their Markets

Our principal products are intended to be petroleum and natural gas and any related saleable by-products.  Our market will be the Province of Alberta.  We currently do not have any oil and gas production or products.  Once we have oil and gas production, we will rely on the operator of our oil and gas wells to distribute any oil and gas and saleable by-products.  Should we find a suitable acquisition in an industry outside of the oil and gas industry then our principal products and markets may change.  We cannot at this time say what those products or markets may be.  Currently, we are reviewing other acquisition opportunities which may be outside of the oil and gas sector.   No agreements have been signed  as yet.

Distribution Methods of the Products and Services

Once we have oil and gas production, we will rely on the operator of our oil and gas wells to distribute any oil and gas and saleable by-products.  Should we determine to take on an acquisition outside of the oil and gas industry, we may have other distribution methods to be disclosed at the time of a new business acquisition.

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

Currently, our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to its investment potential and capital expenditure.  The sources and availability of acquiring assets is contingent on our ability to finance opportunities as they become available.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant financing ability and significant asset backed financing.

Dependence on One or a Few Major Customers

We presently do not have any production and therefore no customers.

Patents, Trademarks, Licences, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

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

The Government of Alberta regulates the royalty percent from Crown mineral leases for petroleum, natural gas and hydrocarbon by-products.

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

Employees

We presently have no employees.  We hire consultants as required and rely on present management, being the directors and officers, to direct our business.  As we grow through acquisitions we will require employees with expertise in our business acquired who will  manage our operations and we may require accounting and administrative staff to manage revenues and expenditures, outside of the consultants we currently engage to undertake this work.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.  Should we find an oil and gas property or properties of merit which would require an operator, we would need to hire additional staff for operations.

ITEM  1A.                    RISK FACTORS

 The Company is a smaller reporting company and is not required to provide this information.

ITEM  1B.                    UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM  2.                      PROPERTIES

DISCLOSURE OF OIL AND GAS OPERATIONS

Principal Oil Project-West Caroline 8-18-35-11W5 Well and Lease Land

Land in Alberta, Canada, is comprised of both public or government held mineral land title rights (called Crown lands) and privately held mineral land title rights (called freehold lands or fee-simple lands).  Approximately 80% of all land in Alberta in held by the government (Crown).  The surface right ownership of land is primarily held by private individuals.  Freehold or fee-simple held mineral rights may include one owner for both surface rights and mineral oil and gas rights, or may be severed so that the mineral rights title to the surface rights is held by one owner and the title to the oil and gas mineral rights is held by a separate owner.  The process to acquire either the freehold or fee-simple mineral rights or the surface rights is a process of directly negotiating with the private land title owner.  Crown mineral rights are all held and administered by the Government of Alberta.

The right to acquire and exploit Crown mineral rights, the annual rental payments for the mineral rights and the royalty collection and administration for the lands, is under the jurisdiction of Alberta Energy, a government energy department.  The operation management and exploitation management for the mineral rights and reservoirs, is under the jurisdiction of the Energy Resources Conservation Board, another government energy department.  The Crown oil and gas mineral rights are typically acquired by the process of public auction, most often held every two weeks, which grants the right to explore and exploit oil and gas to the individual or corporate bidder.  Surface rights that are negotiated contain provisions relating to such terms as access and damage compensation, and are typically secured prior to commencement of exploration activities.

On August 31, 2007, we executed a farm-out agreement effective July 9, 2007 with Dar Energy Inc. in the West Caroline area of Alberta, whereby a cash payment of $24,078 earned the Company a 2.5% working interest in the West Caroline 8-18-35-11W5 well and lands.  The Company participated in the drilling of the initial well on the leases and has earned a 2.5% working interest, subject to a 12.5% gross overriding royalty.     The initial well drilled was deemed to be a dry hole by the operator, Dar Energy Inc.  The Company has concluded that they will not undertake any further exploration on the leases and is looking at other potential acquisitions, however, at this time it still retains an interest in the leases.

Geological Analysis

The West Caroline area is in the foothills distrubed belt of the Alberta, Canada Rocky Mountain’s eastern slopes.    The 8-18-35-11W5 well drilled offsets a well drilled in 1959.  The 1959 well was abandoned however, geological evidence indicates that the well was a missed Devonian D2 reef.  The area is prone to structural thrusting.  The 1959 well showed oil stains in the Devonian D2 horizon’s drilling samples at 1100 meters (3698.92 feet).  Log analysis of the 1959 well indicated a pay thickness of 6 meters (22.9659 feet) with acceptable porosity.  There are dry holes to the east, the north-northwest and the south of the subject well.  The potential oil pool could therefore be in a southwest and northeast trend.

The Company has limited finances and requires additional funding to exploit any further analogous trends within the lease lands.  There is no assurance that we will have revenues in the furture or that we will be able to secure other funding necessary for our future growth and expansion.  There is also no assurance that our oil and gas exploration activities will produce viable commercial reserves.  Our exploration, development and exploitation efforts could be unprofitable.

Reserves Reported to Other Agencies

As a result of the Devonian formation being un-commercial, no further analysis was completed at the time to determine reserve potential in earlier time formations up-hole of the Devonian.  No reserve reports have been authorized or initiated.

Production

We have had no production data since our incorporation.

Undeveloped Acreage

On August 31, 2007, the Company executed a farm-out agreement with Dar Energy, in the West Caroline area of Alberta, Canada, for the right to earn a 2.5% working interest in the West Caroline 8-18-35-11W5 well and earned the right to a 2.5% working interest in the lands covered by the lease by drilling the initial well.  This is the Company’s sole interest and its sole undeveloped acreage.  The West Caroline 8-18-35-11W5 well was spudded on June 30, 2008, drilled, completed on July 15, 2008, and subsequently declared a dry hole on September 26, 2008.

The remainder of the farm-out lease lands are undeveloped.  The Company is not currently considering any further exploration on the leases.   Should the Company determine to participate at a later date, it may be required to raise additional financing.

Drilling Activity

The spudding and the drilling of the West Caroline 8-18-35-11W5 well was commenced on June 30, 2008.  This was the first well on the undeveloped acreage.  The target was the Devonian formation.  This was a vertically drilled well utilizing standard drilling procedures and methods.  The well was drilled to a total depth of 1100 metres (3,698.92 feet).  Geologically, the anticipation was to encounter a 6 meter (22 feet) D2 oil bearing reef horizon at the top of the Devonian formation at the depth of 1050 metres (3,444.88 feet).  The complete range of electric logs were run along with a drill stem test.  Based on the well logs and the results of the drill stem test, which are tools to assist in the evaluation of the target formation’s reservoir parameters and to evaluate the production capability of the target formation, the operator recommended that the well be completed.  Commencement of the completion was inititated on July 15, 2008.  On September 26, 2008 the well was declared unproductive and declared a dry hole.

Present Activities

We have the option to participate in all additional step-out wells on the project.  We are not currently planning to proceed to participate in any additional work on the leases.

We do not expect to have revenues from this property from the date of filing of this Annual Report.  We cannot with certainty state that revenues will commence at any time in the near future.

Delivery Commitments

We do not have any delivery commitments or any short or long-term contractual obligations.  The annual Crown lease payment is currently paid by Dar Energy.

ITEM 3.                        LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of its fiscal year ending August 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “SLPI” and received approval for quotation on July 15, 2009.  Following is a report of high and low bid pricing from August 13, 2009 when the first bid was entered on Company’s stock.

Year 2009	High	Low

Fourth Quarter ended August 31	$0.15	$0.15

The information as provided above was provided by Pink Sheets.  The quotation provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 28, 2009, there were 61 record holders of the Company’s common stock.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Performance Graph

The Company is a smaller reporting company and is not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds from First Registration Statement

On August 13, 2008 our Registration Statement on Form SB-2 under Commission file number 333-151228 was declared effective, enabling us to offer up to 1,500,000 shares of common stock of our Company at a price of $0.10 per share.  On November 12, 2008 we accepted subscriptions for the entire offering from 47 investors, raising a total of $150,000.  No commissions were paid on any of the above issuance.  As of November 2, 2009, there are 25,200,000  shares of common stock which we have deemed to be issued and outstanding pursuant to a forward split filed with the State of Nevada on November 2, 2009 with a deemed distribution date of November 9, 2009, subject to FINRA approval being received by the transfer agent of which 2,700, 000 shares are deemed held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from August 13, 2008 to August 31, 2009 in connection with the issuance and distribution of the securities. Proceeds used were both from existing working capital and from the funds raised under the offering, with $26,200 being settled from working capital on hand, and the balance from offering proceeds:

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

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Legal and Accounting	0	18,226
Consulting	0	3,023
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	3,417
TOTAL	0	24.666

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

 ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “SLAP, Inc.” refer to SLAP, Inc.

Liquidity

The Company anticipates it may require approximately $35,000 over the next twelve months to maintain current basic office and administration operations, assuming that we do not acquire any further projects or expend funds on our current leases.  Additional funds for the probable abandonment, restoration and reclamation of the West Caroline 8-18-35-11W5 well could be approximately $1,200.  Should additional work be undertaken on the lease lands, the Company will require additional funds for the drilling of another exploratory well.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  The Company does not anticipate that it will have any revenues generated from its operations in the foreseeable future.  The Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations, however, if the Company does not undertake any further activity for the next twelve months, then the Company has sufficient working capital to pay the $35,000 anticipated for its operations.

The Company intends to pursue other acquisition opportunities which may result in additional financing requirements in order to successfully conclude a transaction.  At the date of this report, the Company cannot definitively state the amount of capital which may be required or the type of transaction which may be undertaken.

Capital Resources

The Company could incur additional expenditures relating to the abandonment, restoration and reclamation of the West Caroline 8-18-35-11W5 well.  As of  August 31, 2009, the Company had  cash on hand of $113,334 and accounts payable and accrued liabilities of $12,838.   The Company has sufficient funds on hand to maintain its current operations.

Results of Operations

Comparison of 2009 and 2008

For the year ended August 31, 2009, the Company incurred an operating loss of $28,167 compared to year ended August 31, 2008 with an operating loss of $44,075.  For fiscal year 2009 the Company incurred professional fees, office and administration costs of $28,167 compared with fiscal year 2008 of $19,997.  The material difference between fiscal year 2009 loss and fiscal year 2008 loss, was an expenditure of $24,078 for the drilling of the West Caroline 8-18-35-11W5 well.

The Company’s total assets for fiscal year ending August 31, 2009 were $115,983, which includes cash of $113,334 and accounts receivable of $2,649.  The Company’s total assets for fiscal year ending August 31, 2008 were $54,002, which included cash of $13,668, accounts receivable of $2,134 and deferred offering costs of $38,200.  The increase in the Company’s assets from 2008 to 2009 relates solely to the funds of $150,000 raised by the Company under its prospectus offering.   The Company’s liabilities as of August 31, 2009 were $12,838 compared with the Company’s liabilities at year end August 31, 2008 of $34,490.  The decrease in liabilities at year end was due to the Company having sufficient funds available from its offering to pay down accounts payable.

Summary of Working Capital and Stockholders’ Equity

As of August 31, 2009, the Company had working capital of $103,145 and Stockholder’s Equity of $103,145 compared with working capital of $19,512 and Stockholder’s Equity of $19,512 as of August 31, 2008.  The increase in the Company’s working capital from fiscal year 2008 was the result of the issuance of securities during the fiscal year 2009 pursuant to the Company’s prospectus offering whereby the Company raised a total of $150,000 before offering costs.

Sources of Working Capital

During fiscal year 2009, the source of the Company’s working capital was the issuance of securities during the fiscal year 2009 by way of a prospectus offering, whereby the Company raised a total of $150,000 before offering costs.  The Company has no other source of working capital.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Payments Due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-	-0-

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments -The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

Oil and gas properties - We use the successful efforts method of accounting for oil and gas properties.   Under that method:

a. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets.
b. Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves.
c. Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory well, and successful exploratory-type stratigraphic wells are capitalized.
d. Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.
e. Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

Other long-lived assets - Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current year, no impairment of long-lived assets had occurred, in management’s opinion.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted applicable FASB Statements regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue, depreciation, amortization, bad debt reserves, income taxes and certain other contingencies.

We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

Inventory

Inventory is valued at lower of cost or market on a first-in, first-out basis.

Stock Compensation Assumptions

The Company has adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company will estimate the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company will apply the provisions of SAB 107 in its adoption of SFAS 123R.

Recent Accounting Pronouncements

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

In June of 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company adopted the requirements of Statement No. 165 beginning with its August 31, 2009 annual financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

SLAP, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2009
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
SLAP, Inc.

We have audited the accompanying balance sheets of SLAP, Inc. (a development stage company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2009 and  2008, and for the period from March 19, 2007 (date of incorporation) to August 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLAP, Inc.  as of August 31, 2009 and 2008, and the results of its operations,   and its cash flows for the years ended August 31, 2009 and 2008, and for  the period from March 19, 2007 (date of incorporation) to August 31, 2009,   in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
November 3, 2009

SLAP, INC.
(A Development Stage Company)
BALANCE SHEETS
 (Stated in US Dollars)

Assets	August 31, 2009	August 31, 2008
Current
Cash	$113,334	$13,668
Deposits	-	-
Amounts Receivable	2,649	2,134
Deferred offering costs	-	38,200
Total assets	$115,983	$54,002

Liabilities and Stockholders' Equity
Current
Accounts payable and accrued liabilities	$12,838	$34,490
Total current liabilities:	12,838	34,490

Stockholders’ Equity
Capital stock – Notes 3 and 5
$0.001 par value, 675,000,000 common shares authorized; 25,200,000 and 11,700,000 common shares issued and outstanding at August 31, 2009 and August 31, 2008, respectively.	25,200	11,700
Additional Paid-in Capital	151,600	53,300
Deficit accumulated during the development stage	(73,655)	(45,488)
Total Stockholders’ Equity	103,145	19,512
Total Liabilities and Stockholders’ Equity	$115,983	$54,002

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Fiscal Year ended August 31,
	2009	2008	From Inception (March 19, 2007) to August 31,2009
Expenses
Organizational costs	$-	$-	$1,250
Dry hole costs	-	24,078	24,078
Professional fees	23,819	18,695	42,514
Office and administration	4,348	1,302	5,813

Net loss for the period	$(28,167)	$(44,075)	$(73,655)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	22,500,000	11,700,000

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from March 19, 2007 (Date of Incorporation) to August 31, 2009
(Stated in US Dollars)

	Common Stock		Additional Paid-in	Accumulated Deficit during
	Shares	Amount	Capital	the Development Stage	Total

Capital stock issued for cash	11,700,000	$11,700	$53,300	$-	$65,000
Net loss for the period				(1,413)	(1,413)
Balance, August 31, 2007	11,700,000	11,700	53,300	(1,413)	63,587
Net loss for the period				(44,075)	(44,075)
Balance, August 31, 2008	11,700,000	11,700	53,300	(45,488)	19,512
Capital stock issued for cash	13,500,000	13,500	98,300		111,800
Net loss for the period				(28,167)	(28,167)
Balance, August 31, 2009	25,200,000	$25,200	$151,600	$(73,655)	$103,145

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the period from March 19, 2007 (Date of Incorporation) to August 31, 2009
(Stated in US Dollars)

	Year ended August 31, 2009	Year ended August 31, 2008	From Inception (March 19, 2007) to August 31, 2009
Cash flows used in Operating Activities
Net loss for the period	$(28,167)	$(44,075)	$(73,655)
Adjustment to reconcile net loss to net cash used by operating activities
Deposit	-	23,435	-
Amounts receivable	(515)	(2,134)	(2,649)
Deferred offering costs	38,200	(33,200)	-
Accounts payable and accrued liabilities	(21,652)	33,240	12,838
Net cash used in operating activities	(12,134)	(22,734)	(63,466)

Cash flows from Financing Activities
Issuance of common shares	111,800	-	176,800
Net cash provided by financing activities	111,800	-	176,800

Increase (decrease) in cash during the period	99,666	(22,734)	113,334
Cash, beginning of period	13,668	36,402	-
Cash, end of period	$113,334	$13,668	$113,334

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009
(Stated in US Dollars)

NOTE 1                 NATURE AND CONTINUANCE OF OPERATIONS

a)     Organization

SLAP, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.  The Company’s year-end is August 31.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of  nine-for-one in the form of special stock distribution to stockholders of record as November 2, 2009. The effective date for the distribution to stockholders is November 9, 2009, subject to approval from FINRA to the transfer agent to complete the distribution.  The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of March 19, 2007, and in all shares and per share data in the financial statements.

b)	Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to operate in Canada as an oil and gas exploration, development, production and acquisition company.  As at the date hereof, the Company has executed a Farm-out Agreement with Dar Energy Inc. in the West Caroline 8-18-35-11W5 for $24,078 to earn a 2.5% Working Interest.  The well was drilled on June 30, 2008, and on September 26, 2008 the operator advised that the well was a dry hole. The costs have been expensed as of August 31, 2008.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $73,655 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Continued)
August 31, 2009
(Stated in US Dollars)

NOTE 2                 SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

c)	Offering Expenses

The Company filed a Form S-1 Registration Statement to offer to the public up to 1,500,000 common shares at ten cents ($0.10) per share.  The S-1 became effective on August 13, 2008. The $38,200 costs relating to such Registration Statement were charged to capital.

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

e)     Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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
August 31, 2009
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

In June of 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Continued)
August 31, 2009
(Stated in US Dollars)

NOTE 2                 SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

h)     Recently Issued Accounting Pronouncements (continued)

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company adopted the requirements of Statement No. 165 beginning with its August 31, 2009 annual financial statements.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Continued)
August 31, 2009
(Stated in US Dollars)

NOTE 3                 COMMON STOCK

The Company’s authorized common stock consists of 675,000,000 shares with a par value of $0.001 per share.  The Company had 25,200,000 shares of common stock issued and outstanding as of the fiscal year ended August 31, 2009.

Date	Description	Shares	Price Per Share	Amount

08/31/07	Shares sold for cash	11,700,000	$0.00556	$65,000
11/30/08	Shares sold for cash	13,500,000	0.01111	150,000
		25,200,000		215,000
	Less Offering Costs			(38,200)
	Net Equity Proceeds			$176,800

NOTE 4                 DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carry forward	$25,779
Valuation allowance for deferred tax asset	$(25,779)
-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of one hundred percent (100%) against all available income tax loss carry-forwards, regardless of their time of expiry.

At August 31, 2009, the Company has accumulated non-capital losses totaling $ 73,655, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2027.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2009 and August 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2009 or August 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

NOTE 5                 RELATED PARTY TRANSACTIONS

During the period March 19, 2007, (Date of Incorporation) to August 31, 2008, the Company issued 11,700,000 shares of common stock for $65,000 to directors, close friends and business associates of the Company.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Continued)
August 31, 2009
(Stated in US Dollars)

NOTE 6                 SUBSEQUENT EVENTS

The Board of Directors determined on October 9, 2009 to forward split the authorized and issued shares of the Company on the basis of 9 for 1, whereby the Company would issue as a dividend a total of 8 additional shares for each share currently held.  The record date was originally set as October 22, 2009.  On October 20, 2009, after a review of the requirements of FINRA relating to forward splits, the Company amended the record date to November 2, 2009 to comply with the FINRA requirements.

On November 2, 2009, the Company filed a notice of change with the State of Nevada, whereby the Company effected a forward split of both its authorized and issued common shares, bringing the authorized shares to 675,000,000 and the issued and outstanding common shares to 25,200,000.  The distribution date for the shares to the stockholders is November 9, 2009, subject to the transfer agent receiving approval from FINRA by that date.

 Subsequent to the period covered by this report, management of the Company has been presented with an opportunity to acquire a company that currently holds a minority interest in a coffee processor in mainland China.  The target acquisition company’s business plan is to become a significant force in the coffee business by way of ownership roles in all aspects of bringing coffee to market.

SLAP, Inc. currently operates in the oil and gas industry and expects to continue such operations.  Should the Company reach an agreement with the acquisition target, the coffee operations would operate under a wholly-owned subsidiary of the Company and independent from its oil and gas operations.  As of the date of this filing, the Company has not completed any agreements in relation to this potential acquisition.

The Company has evaluated subsequent events from the balance sheet date through November 2, 2009 and determined there are no events to be disclosed.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure

ITEM 9A (T).              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, Mr. David Wehrhahn and the Chief Financial Officer, Mr. Kelly Warrack, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements”, established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2009:

1.           Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.           Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3.           Outsourcing of the accounting operations of our Company.   Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the firm;

4.           Insufficient installation of information technology to assist in our accounting functions.  Because of a lack of working capital and personnel, we do not have any information technology software and hardware to assist in providing effective controls;

5.           Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

6.           Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

As of August 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual  Report on Form 10-K for the period ended August 31, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                     OTHER INFORMATION

The Board of Directors determined on October 9, 2009 to forward split the authorized and issued shares of the Company on the basis of 9 for 1, whereby the Company would issue as a dividend a total of 8 additional shares for each share currently held.  The record date was originally set as October 22, 2009.  On October 20, 2009, after a review of the requirements of FINRA relating to forward splits, the Company amended the record date to November 2, 2009 to comply with the FINRA requirements.

On November 2, 2009, the Company filed a notice of change with the State of Nevada, whereby the Company effected a forward split of both its authorized and issued common shares, bringing the authorized shares to 675,000,000 and the issued and outstanding common shares to 25,200,000.

 Subsequent to the period covered by this report, management of the Company has been presented with an opportunity to acquire a company that currently holds a minority interest in a coffee processor in mainland China.  The target acquisition company’s business plan is to become a significant force in the coffee business by way of ownership roles in all aspects of bringing coffee to market.

SLAP, Inc. currently operates in the oil and gas industry and expects to continue such operations.  Should the Company reach an agreement with the acquisition target, the coffee operations would operate under a wholly-owned subsidiary of the Company and independent from its oil and gas operations.  As of the date of this filing, the Company has not completed any agreements in relation to this potential acquisition.

There are no further items requiring disclosure hereunder.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of August 31, 2009:

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

NAME	AGE	POSITION
David Wehrhahn	71	Director, Principal Executive Officer
Kelly Warrack	41	Director, Secretary, Treasurer and Principal Financial Officer
Donald Byers	66	Director

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

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, there were no persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Kelly Warrack	Director and Principal Financial Officer	Late/1	N/A	N/A
Donald Byers	Director	Late/1	N/A	N/A
David Wehrhahn	Principal Executive Officer and Director	Late/1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it concludes a merger or acquisition and commences business operations.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

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

ITEM 11.                     EXECUTIVE COMPENSATION.

Compensation Committees

The Company does not currently have a compensation committee and has determined not to pay any compensation to its executive officers until such time as the Company has a viable operating business.   This determination was made by the entire Board of Directors during fiscal 2008 and was not reviewed in fiscal 2009.

Compensation Discussion and Analysis

Currently the Company has no compensation plans and does not pay any compensation to its directors or officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Wehrhahn Principal Executive Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Wehrhahn Principal Executive Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company does not currently have any stock option or stock award plans, therefore no stock options or stock awards were granted during fiscal 2008 or 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Wehrhahn, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Byers, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kelly Warrack, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of November 2, 2009, assuming issuance of the shares of common stock pursuant to the forward split, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Vicki Barlow #403, 3412 Parkdale Blvd NW Calgary, Alberta T2N 3T4	1,8000,000 shares held directly	7.1%
Common	Buccaneer Holdings Inc. Cor 12 Baymen Avenue and Calle Al Mar Belize City, Belize CA	1,575,000 shares held directly	6.3%
Common	Wally Yee 9716 Oakhill Drive SW Calgary, Alberta T2V 3W5	2,040,840 shares held directly	8.1%

(1) Beneficial ownership is determined in accordance with Securities and Exchange Commission rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of November 2, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 25,200,000 shares of common stock outstanding as of November 2, 2009, assuming issuance of the shares of common stock pursuant to the forward split,

Security Ownership Of Management

The following table sets forth information, as of November 2, 2009, assuming issuance of the shares of common stock pursuant to the forward split, the shares of the Company’s Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors of the Company and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	David Wehrhahn Director, CEO, President, 565 Silvertip Road Canmore, Alberta T1W 3K8	900,000 common shares are held directly	3.6%
Common	Kelly Warrack Director, CFO, Secretary-Treasurer Box 25, Site 12, RR5 Calgary, Alberta T2P 2G6	900,000 common shares held directly	3.6%
Common	Donald Byers Director 17732-92 Street NW Edmonton, Alberta T5J 2L5	900,000 common shares held directly	3.6%
Common	All Officers and Directors as a group	Common shares	10.8%

Beneficial ownership is determined in accordance with Securities and Exchange Commission rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of November 2, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, the percentage ownership of outstanding shares is based on 25,200,000 shares of common stock outstanding as of November 2, 2009, assuming issuance of the shares of common stock pursuant to the forward split,

Changes in Control

None

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

During fiscal 2009, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions With Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related parties.

Promoters and Certain Control Persons

None

Parents

There are no parents of our Company.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2009 and August 31, 2008:

Services	$2009	$2008
Audit fees	7,500	7,000
Audit related fees	6,000	4,000
Tax fees	500	500
Total fees	14,000	11,500

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

PART IV

ITEM 15.                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Schedules

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

Exhibits

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3.1.1	Amended Articles of Incorporation by way of certificate of change.	Filed herewith
3.2	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3.2.1	Amended Bylaws	Filed herewith
5	Legal Opinion	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.1	Farm-Out Agreement dated July 9, 2007 between Dar Energy Inc. and SLAP, Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/David Wehrhahn	/s/Kelly Warrack
Name: David Wehrhahn	Name: Kelly Warrack
Title: President/CEO/Princpial Executive Officer	Title: Chief Financial Officer, Principal Financial Officer
Dated: November 4, 2009	Dated: November 4, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Signature:	Title	Date

/s/ Donald Byers	Title: Director	Date: November 4, 2009
Donald Byers

/s/ Kelly Warrack	Title: Director	Date: November 4, 2009
Kelly Warrack

/s/ David Wehrhahn	Title: Director	Date: November 4, 2009
David Wehrhahn