Form 10-Q
period 2009-11-30
SLAP, INC.
filed 2009-12-31
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
(1) Yes [ ] No [ ]

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

(1) Yes [ ] No [X]

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

25,200,000 common shares outstanding as of December 22, 2009

SLAP, INC.

i

PART I

ITEM 1.FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended November 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page

Unaudited Financial Statements

Unaudited Balance Sheets	F-1

Unaudited Statements of Operations	F-2

Unaudited Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-5

SLAP, INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

ASSETS	November 30, 2009	August 31, 2009
Current
Cash	$61,144	$113,334
GST Receivable	4,788	2,649
Total Current Assets	$65,932	$115,983

LIABILITIES
Current
Accounts payable and accrued liabilities	$21,337	12,838
STOCKHOLDERS’ EQUITY
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
25,200,000 common shares issued and outstanding at November 30, 2009 and August 31, 2009	25,200	25,200
Additional Paid-in Capital	151,600	151,600
Deficit accumulated during the development stage	(132,205)	(73,655)
Total Stockholders’ Equity	44,595	103,145
Total Liabilities and Stockholders’ Equity	$65,932	$115,983

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended November 30, 2009 and 2008, and for the period from
Inception (March 19, 2007) to November 30, 2009
 (Stated in US Dollars)
(Unaudited)

			From Inception
	Three months ended November 30,		(March 19, 2007)
	2009	2008	to November 30, 2009
Expenses
Organizational costs	$-	$-	$1,250
Dry hole costs	-	-	24,078
Professional fees	53,926	5,442	96,440
Office and administration	4,624	730	10,437

Net loss for the period	(58,550)	(6,172)	$(132,205)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	25,200,000	14,370,327

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2009 and 2008, and for the period from
Inception (March 19, 2007) to November 30, 2009
 (Stated in US Dollars)
(Unaudited)

	Three months		From Inception
	ended November 30,		(March 19, 2007)
	2009	2008	to November 30, 2009
Cash flows used in Operating Activities
Net loss for the period	$(58,550)	$(6,172)	$(132,205)
Adjustment to reconcile net loss to net cash used by operating activities:
GST receivable	(2,139)	(210)	(4,788)
Deferred offering costs	-	38,200	-
Accounts payable and accrued liabilities	8,499	(19,304)	21,337

Net cash provided by (used) in operating activities	(52,190)	12,514	(115,656)

Cash flows from Financing Activities
Issuance of common shares	-	111,800	176,800
Net cash provided by financing activities		111,800	176,800

Increase (decrease) in cash during the period	(52,190)	124,314	61,144

Cash, beginning of period	113,334	13,668	-

Cash, end of period	$61,144	$137,982	$61,144

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the three months ended November 30, 2009

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of SLAP, Inc. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine-for-one in the form of a special stock distribution to stockholders of record as November 2, 2009. The effective date for the distribution to stockholders was November 9, 2009.The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of March 19, 2007, and in all shares and per share data in the financial statements.

The interim financial statements present the balance sheet, statements of operations and cash flows of SLAP, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.

These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

SLAP, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS - continued
For the three months ended November 30, 2009

Note 3 – Common Stock

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

On November 2, 2009, the Company filed a notice of change with the State of Nevada, whereby the Company effected a forward split of both its authorized and issued common shares, bringing the authorized shares to 675,000,000 and the issued and outstanding common shares to 25,200,000.  The distribution date for the shares to the stockholders was November 9, 2009.

Note 4 – Related Party Transactions

During the three month period ended November 30, 2009, two of the Company’s shareholders invoiced a total amount of $36,358 as accounting, professional fees and consulting fees related to our review of additional acquisitions for the Company.

Note 5 – Other Events

During the period covered by this report, management of the Company was presented with an opportunity to acquire a company that currently holds a minority interest in a coffee processor in mainland China.  The target acquisition company’s business plan is to become a significant force in the coffee business by way of ownership roles in all aspects of bringing coffee to market.  The Company hopes to close the acquisition on or before January 31, 2010 and is currently finalizing acquisition documents.

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

Note 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 28, 2009 and determined there are no events to be disclosed.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2009, and 2008, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean SLAP, Inc., unless the context clearly requires otherwise.

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

During November, 2009, the Company was presented with an opportunity to acquire a company that currently holds a minority interest in a coffee processor in mainland China.  The target acquisition company’s business plan is to become a significant force in the coffee business by way of ownership roles in all aspects of bringing coffee to market.  The Company hopes to close the acquisition on or before January 31, 2010 and is currently finalizing acquisition documents.

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

Liquidity and Capital Resources

Liquidity

As of November 30, 2009, we had a total of $61,144 cash on hand, as compared to $113,334 as at August 31, 2009. Accounts payable and accrued liabilities increased from $12,838 in August 31, 2009 to $21,337 at November 30, 2009, due to increased operational costs for accounting, professional fees and consulting fees related to our review of additional acquisitions for the Company.

The Company anticipates it may require approximately $35,000 over the next twelve months to maintain current basic office and administration operations, assuming that we do not acquire any further projects or expend funds on our current leases.  Additional funds for the probable abandonment, restoration and reclamation of the West Caroline 8-18-35-11W5 well could be approximately $1,200.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  The Company is currently negotiating on an acquisition outside of the oil and gas operations of the Company.   This acquisition is not expected to require additional capital but may generate revenue for the Company from operations.  The Company intends to pursue other acquisitions both in the oil and gas industry and in other industries where they may be able to generate revenues.  However, should the Company find other acquisitions they may be required to raise additional financing.  At the date of this report, the Company cannot definitively state the amount of capital which may be required or the type of transaction which may be undertaken. The Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Capital Resources

The Company could incur additional expenditures relating to the abandonment, restoration and reclamation of the West Caroline 8-18-35-11W5 well.  As of November 30, 2009 the Company had  cash on hand of $61,144 and accounts payable and accrued liabilities of $21,337.   The Company has sufficient funds on hand to maintain its current operations.

Results of Operations

The Company had no revenues for the three month period ending November 30, 2009, as was the case in the corresponding three month period ending November 30, 2008.  Professional fees, which include accounting and consulting fees, increased by $48,484 to $53,926 as compared to the previous period ending November 30, 2008 of $5,442, as a result of increased fees related to our potential acquisition and increased operations. General and administrative expenses for the three month period ended November 30, 2009, totaled $4,624, as compared to $730 for the three month period ended November 30, 2008.  These amounts were generally related to routine accounting, administrative, clerical expenses, and filing fees and the fact that operations have increased. Basic and diluted loss per share for the three month period ended November 30, 2009 was $nil as compared to $nil in 2008.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2009:

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

Changes in Internal Control over Financial Reporting

As of November 30, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended November 30, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.       RISK FACTORS

Not Applicable

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending November 30, 2009.
During the three month period covered by this report on Form 10-Q the Company undertook a forward split of both its issued and authorized shares and issued a stock dividend to its shareholders of record as of November 2, 2009, whereby the Company issued 8 additional shares for every one share currently held.  The distribution was completed on November 9, 2009.

Use of Proceeds from First Registration Statement

On August 13, 2008 our Registration Statement on Form S-1 under Commission file number 333-151228 was declared effective, enabling us to offer up to 1,500,000 shares of common stock of our company at a price of $0.10 per share. On November 12, 2008 we accepted subscriptions for the entire offering from 47 investors, raising a total of $150,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 25,200,000 issued and outstanding shares of common stock of which 2,700,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from August 13, 2008 to November 30, 2009 in connection with the issuance and distribution of the securities. Proceeds used were both from existing working capital and from the funds raised under the offering, with $26,200 being settled from working capital on hand, and the balance from offering proceeds:

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

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Legal and Accounting	0	55,143
Consulting	0	18,046
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	3,667
TOTAL	0	76,856

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

SLAP, Inc.

Date: December 30, 2009	/s/ David Wehrhahn
Name: David Wehrhahn
Title: President/CEO, Principal Executive Officer

Date: December 30, 2009	/s/ Kelly Warrack
Name: Kelly Warrack
Title: CFO, Principal Financial Officer