Form 10-Q
period 2010-02-28
SLAP, INC.
filed 2010-04-19
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-53703
(Commission File Number)

ESTATE COFFEE HOLDINGS CORP.
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

Yes [X] No [ ]
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,100,000 common shares outstanding as of April 16, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ESTATE COFFEE HOLDINGS CORP.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

ASSETS	February 28, 2010 (Unaudited and consolidated)	August 31, 2009 (Audited and unconsolidated)
Current
Cash	$56,199	$113,334
GST Receivable	5,234	2,649
Total Current Assets	61,433	115,983

Investments
Investment in DTS8	38,592	-
Total Investments	38,592	-

Total Assets	$100,025	$115,983

LIABILITIES
Current
Accounts payable – related party	$330	$-
Accounts payable and accrued liabilities	32,806	12,838
Total Current Liabilities	33,136	12,838

STOCKHOLDERS’ EQUITY
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
26,100,000 common shares issued and outstanding at February 28, 2010 and 25,200,000 common shares issued and outstanding as at August 31, 2009	26,100	25,200
Additional Paid-in Capital	213,700	151,600
Deficit accumulated during the development stage	(172,911)	(73,655)
Total Stockholders’ Equity	66,889	103,145
Total Liabilities and Stockholders’ Equity	$100,025	$115,983

The accompanying notes are an integral part of these financial statements.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended February 28, 2010 and 2009, and for the period from
Inception (March 19, 2007) to February 28, 2010
 (Stated in US Dollars)
(Unaudited)

	Three Months ended February 28, 2010	Six Months ended February 28, 2010	Three Months ended February 28, 2009	Six Months ended February 28, 2009	From Inception (March 19, 2007) to February 28, 2010

Operating Expenses
Organizational costs	$-	$-	$-	$-	$1,250
Dry hole costs	-	-	-	-	24,078
Professional fees	55,971	61,019	5,048	10,490	103,533
Office and administration	8,665	9,583	918	1,648	15,396
Total Operating Expenses	(64,636)	(70,602)	(5,966)	(12,138)	(144,257)

Other Income and Loss
Loss from investment in DTS8	(889)	(889)	-	-	(889)
Impairment of goodwill on acquisition – See Note 3	(27,791)	(27,791)	-	-	(27,791)
Interest income	26	26	-	-	26
Total Other Income and Loss	(28,654)	(28,654)	-	-	(28,654)

Net Loss for the period	$(93,290)	$(99,256)	$(5,966)	$(12,138)	$(172,911)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	25,580,000	25,388,950	25,200,000	19,755,249

The accompanying notes are an integral part of these financial statements.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
CONSOLIATED STATEMENTS OF CASH FLOWS
For the six months ended February 28, 2010 and 2009, and for the period from
Inception (March 19, 2007) to February 28, 2010
 (Stated in US Dollars)
(Unaudited)

	Six months ended February 28		From Inception (March 19, 2007)
	2010	2009	to February 28, 2010
Cash flows used in Operating Activities
Net loss for the period	$(99,256)	$(12,138)	$(172,911)
Adjustment to reconcile net loss to net cash used by operating activities:
Impairment of goodwill on acquisition – Note 3	27,791	-	27,791
Loss on investment in minority interest	889	-	889
Accounts receivable	(2,585)	(312)	(5,234)
Deferred offering costs	-	38,200	-
Accounts payable and accrued liabilities	15,968	(28,404)	28,806
Net cash provided by (used) in operating activities	(57,193)	(2,654)	(120,659)

Cash flows from Investing Activities
Cash flow from business acquisition	58	-	58
Net cash provided by investing activities	58	-	58

Cash flows from Financing Activities
Issuance of common shares	-	111,800	176,800
Net cash provided by financing activities	-	111,800	176,800

Increase (decrease) in cash during the period	(57,135)	109,146	56,199

Cash, beginning of period	113,334	13,668	-

Cash, end of period	$56,199	$122,814	$56,199

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash financing:
Shares issued on acquisition of ECH	$63,000	$-	$63,000

The accompanying notes are an integral part of these financial statements.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2010

Note 1- Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Estate Coffee Holdings Corp. (formerly SLAP, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine shares for each one share authorized and issued. The record date for the distribution to stockholders was November 2, 2009 and the effective date for the distribution to stockholders was November 9, 2009. The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of March 19, 2007, and in all share and per share data in the financial statements.

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operates under a Wholly Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum.DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement ECH became a wholly-owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010 which is the closing date of the transaction.    See Note 3.

On February 8, 2010 the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. It is under ECH, the Company’s wholly-owned subsidiary, that the Company will undertake the majority of its business activities in the coffee industry.

The Company’s oil and gas operations are currently under review for possible development, but no revenue is expected to be generated from those operations in the immediate future.

The interim consolidated financial statements present the balance sheet, statements of operations and cash flows of the Company and its wholly-owned subsidiary, ECH. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the six months ended February 28, 2010

Note 2 – Recently Issued Accounting Pronouncements

In April 2009, the FASB issued modification to ASC 805-20, “Business combinations-Sub topic 20 Identifiable Assets and Liabilities, and Any Noncontrolling Interests”, which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450 (“ASC 450”) “Contingencies”. Further, ASC 805-20 requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities arising from contingencies be developed based on their nature. The modifications to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009. The Company complied with the standard in the accounting treatment of acquisition of ECH which occurred in January 2010. There is no contingency identified in the business acquisition.

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

Statement of Financial Accounting Standards ("SFAS"), SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the six months ended February 28, 2010

Note 3 – Acquisition of Estate Coffee Holdings Ltd. (“ECH”)

On January 10, 2010, the Company entered into an agreement with Garey Reynolds and Errol Gillespie, the 100% owners of Estate Coffee Holdings Ltd. (ECH), a private company incorporated pursuant to the laws of the State of Maryland, whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to ECH’s primary creditor, Sean Tan, in settlement of a promissory note in the amount of $60,000 plus accrued interest in the amount of $1,115, and no further consideration other than an additional $1,885 of interest as the value of hte stock given exceeded the debt canceled. The acquisition was completed on January 21, 2010.   ECH will operate its business as a wholly-owned subsidiary of the Company and the Company will undertake the majority of its business activities in the coffee industry through ECH. ECH currently holds 20% of the shares of DTS8, a coffee roaster operating in mainland China, which is majority controlled by Sean Tan who holds the remaining 80% of the shares of DTS8. See Note 5.

The acquisition transaction has been valued at $63,000, the fair market value of 900,000 shares issued on January 21, 2010. FASB ASC 845-10-30-1 provides that non-monetary transactions should be valued based on the fair value of the asset given up, or the fair value of the asset received, if it is more clearly evident. The quoted market value of the acquirer’s common stock  on acquisition date (January 21, 2010), was $0.07/share which per share value was used to evaluate the transaction. Concurrent with the closing of the transaction, the total consideration paid by the Company of $63,000 entirely offset the debt owed by ECH to Sean Tan, and therefore, the acquisition cost of ECH was zero (0).

 At the time of acquisition, ECH had negative shareholder’s equity of $27,791. This amount was allocated to goodwill and was written off pursuant to the Company’s determination to apply an impairment test. Therefore, the Company incurred a loss on impairment of goodwill on the acquisition date in the amount of $27,791.  Allocation of the net assets acquired is presented below:

At January 21, 2010	Book value $	Fair value adjustments $	Fair value $
Net assets acquired
Cash and cash equivalents	58		58
Investment in DTS8	39,481		39,481
Promissory notes and accrued interest from Sean Tan	(61,115)	(1,885)	(63,000)
Short-term borrowings	(2,330)		(2,330)
Payables and accrued liabilities	(2,000)		(2,000)
	(25,906)	(1,885)	(27,791)
Minority interest			-
Total consideration			(27,791)
Satisfied by 900,000 common shares of the Company issued to Sean Tan in settlement of promissory notes and accrued interest.

   The accounting treatment of the business acquisition complies with ASC 805, “Business combinations”. All the reported financial statements were prepared on the consolidation basis and all intercompany transactions have been eliminated.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the six months ended February 28, 2010

Note 4 – Common Stock

The Board of Directors determined on October 9, 2009 to forward split both the authorized and issued shares of the Company on the basis of nine (9) for one (1).  The authorized capital of the Company pursuant to the forward split was increased to 675,000,000 and the Company issued as a dividend to stockholders of record as at November 2, 2009, a total of eight additional shares for each share currently held, bringing the issued and outstanding shares of the Company to 25,200,000.  The record date was originally set as October 22, 2009.  On October 20, 2009, after a review of the requirements of the Financial Industry Regulatory Authority, Inc. ("FINRA") relating to forward splits, the Company amended the record date to November 2, 2009 to comply with the FINRA requirements.  The effective date for the forward split and the distribution to stockholders was November 9, 2009.

On January 21, 2010, the Company issued 900,000 restricted shares of the Company to Sean Tan, a creditor of ECH in full settlement of a promissory note in the amount of $60,000 plus accrued interest in the amount of $1,115. At the date of transaction, the Company valued the stock issued for the acquisition at the current trading price of the Company’s stock which was $0.07 per share, for a value of $63,000.  The Company booked $900 to common stock and $62,100 to additional paid in capital. The transaction resulted in an additional interest expense of $1,885 recorded by ECH.

Note 5 – Investment in DTS8

On September 30, 2009, ECH entered into an agreement with Sean Tan to purchase two (2) ordinary shares, being twenty (20%) percent of the total issued and outstanding shares in the capital stock of DTS8 Holdings Co. Ltd. (DTS8), a company owned by Sean Tan, and incorporated in Hong Kong, China. The Company purchased the shares by way of a demand promissory note for sixty thousand dollars ($60,000). The promissory note had an interest rate of 6% per annum. The promissory note, plus accrued interest in the amount of $1,115 was settled in full on January 21, 2010 by the issuance of 900,000 restricted shares of the Company.

ECH applied the equity method to book the investment. As of January 21, 2010, the net loss from investment in DTS8 totaled $20,519 which reduced ECH’s investment to $39,481 immediately prior to the Company acquiring ECH. From January 21, 2010 to the period ended February 28, 2010, an additional investment loss from operations of DTS8 in the amount of $889 as to our 20% interest was recognized in the consolidated income statements of the Company.

Note 6 – Related Party Transactions

During the six month period ended February 28, 2010, the Company was invoiced a total of  $36,358 by two stockholders of the Company for accounting, professional fees and consulting fees related to our review of additional acquisitions for the Company.  An invoice in the amount of $10,108 was invoiced to the Company by a company controlled by a stockholder of the Company.  The stockholder that invoiced $26,250 is no longer a stockholder of the Company as at the date of this financial statement.

Prior to business acquisition as of January 21, 2010, Mr. Garey Reynolds, a director of ECH, paid certain expenses incurred by ECH in the amount of $330. The transactions were booked as reimbursable expenses and are reflected in the consolidated accounts payable.

Note 7 – Other Events

On January 29, 2010, the Company entered into a global distribution agreement with Coffee Solutions Ltd. whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the six months ended February 28, 2010

Note 8 – Subsequent Events

The Company has evaluated subsequent events from February 28, 2010 through the date the financial statements were issued and determined there are no events to be disclosed.

ITEM 2.                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2009, and 2008, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Estate Coffee Holdings Corp., unless the context clearly requires otherwise.

Business Development

SLAP, Inc. (the “Company”, “we”, “our”, or “us”) was incorporated on March 19, 2007, in the State of Nevada as an oil and gas exploration company.  The Company drilled an initial well on its oil and gas leases which was deemed a dry hole.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine shares for each one share authorized and issued. The record date for the distribution to stockholders was November 2, 2009 and the effective date for the distribution to stockholders was November 9, 2009. Upon completion of the forward split the authorized shares were increased to 675,000,000 common shares.

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operates under a Wholly Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum.DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement ECH became a wholly owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010 which is the closing date of the transaction.

On February 8, 2010 the Company changed its name from SLAP, Inc. to ECH to reflect the initiative to operate in the coffee business. It is under Estate Coffee Holdings Ltd., the Company’s wholly-owned subsidiary, that the Company will undertake of the majority of its business activities in the coffee industry.

Current Operations

The Company currently has oil and gas assets in addition to its ownership of ECH and operations in the coffee industry.

Management of the Company is currently evaluating the oil and gas assets to determine whether they should continue to hold the assets or to dispose of them and concentrate on the business generated by ECH and other business opportunities in the coffee industry that may present themselves to the Company.

ECH has commenced its business operations through its acquisition of a 20% interest in DTS8 Holdings Co. Ltd., which represents an entry into the growing China market. Due to its minority ownership in DTS8, ECH will not be required to consolidate the operations of DTS8 but will reflect a current valuation of the holding on its quarterly and annual financial statements based on the assets as represented on the financial statements of DTS8. ECH will not have any portion of the revenues generated by DTS8 and its operations but will receive as income its 20% pro-rata share of any dividends issued by DTS8 Holdings Co. Ltd.

DTS8 Holdings Co. Ltd. (“DTS8”) is incorporated in Hong Kong, and is owned 80% by Sean Tan, and 20% by ECH.  DTS8 is developing the business in China through a factory and accompanying office, as well as a model coffee shop that is being established.

With a view to expanding business operations in the coffee industry, on January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.  The Company may assign this agreement to its wholly-owned subsidiary, ECH in the future.

Liquidity & Capital Resources

As of February 28, 2010, our cash balance was $56,199, and we had no revenues as compared to a cash balance of $113,334 for the fiscal year ended August 31, 2009 with no revenues  Our accounts payable and accrued expenses increased from $12,838 at fiscal year ended August 31, 2009, to $33,136 at our six month period ended February 28, 2010. This increase was primarily due to amounts incurred for professional and consulting expenses due to increased business activities resulting from the acquisition of ECH.  As of the date of the filing of this report on Form 10-Q, we believe we have sufficient funds to undertake our current operations, subject to no increased activity in either our oil and gas business or the coffee business.     We have sufficient funds to pay our current expenses as they come due, however should we execute growth in either sector of our operations we will be required to raise additional capital in order to ramp up operations.  At this time we cannot say how much additional capital may be required.

There are no assurances that we will be able to obtain funds required for our continued operations once we have expended our current funds of $56,199. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the six month period ended February 28, 2010, operating expenses were $70,602 as compared to $12,138 for the corresponding six month period ending February 28, 2009.  This increase was due primarily to professional service fees, which increased to $61,019 at the six month period ended February 28, 2010 as compared to $10,490 for the corresponding six month period ended February 28, 2009, and an increase in office and administrative expenses which amounted to $9,583 at the six month period ended February 28, 2010 as compared to $1,648 for the corresponding six month period ended February 28, 2009.  The increases in both professional fees and office and administration were as a result of operations of the Company during the review of the ECH acquisition and costs related to the acquisition for professional fees.  As well, the costs related to the preparation of filing materials for the forward split and name change and the preparation of the Company’s AGM increased both professional fees and office and administration fees.

During the six month period ended February 28, 2010, the Company incurred losses of $27,791 related to the acquisition of ECH which when combined with the operational losses increased the Company’s reported net loss for the six month period ended February 28, 2010 to $99,256 as compared to a net loss of $12,138 for the six month period ended February 28, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2008 our Registration Statement on Form S-1 under Commission file number 333-151228 was declared effective, enabling us to offer up to 1,500,000 shares of common stock of our company at a price of $0.10 per share. On November 12, 2008 we accepted subscriptions for the entire offering from 47 investors, raising a total of $150,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 26,100,000 issued and outstanding shares of common stock of which 2,700,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from August 13, 2008 to February 28, 2010 in connection with the issuance and distribution of the securities. Proceeds used were both from existing working capital and from the funds raised under the offering, with $26,200 being settled from working capital on hand, and the balance from offering proceeds:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	13,200
Costs of the offering	0	25,000
Office and Administration	0	0
Total	0	38,200

Following is a table for the period August 13, 2008 to February 28, 2010 detailing the use of net offering proceeds of $138,000 after deduction of funds paid from offering proceeds in connection with the costs of the offering.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Legal and Accounting	0	60,143
Consulting	0	18,046
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	3,670
TOTAL	0	81,859

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

On November 9, 2009, the Company issued as a dividend to stockholders of record as at November 2, 2009, a total of eight additional shares for each one share currently held resulting in the issuance of 17,900,000 shares and bringing the issued and outstanding shares of the Company to 25,200,000.

On January 21, 2010, the Company issued 900,000 restricted shares of the Company to Sean Tan, pursuant to an acquisition agreement between the Company and Estate Coffee Holdings Ltd. (“ECH”) in settlement of a promissory note between ECH and Sean Tan in the amount of $60,000 plus accrued interest in the amount of $1,115.

The shares of common stock issued to Sean Tan were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                                REMOVED AND RESERVED

ITEM 5.                                OTHER INFORMATION

Not Applicable

ITEM 6.                                EXHIBITS

Number	Description
2.1	Share Exchange Agreement by and among the Company, Errol Gillespie, Garey Reynolds and Estate Coffee Holdings Ltd., a Maryland corporation dated January 10, 2009.	Filed herewith
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Filed herewith
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Filed herewith
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.1	Farm-Out Agreement dated July 9, 2007 between Dar Energy Inc. and SLAP, Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.2	Global Distribution Agreement dated January 29, 2010 between Coffee Solutions Ltd and Estate Coffee Holdings Corp.	Filed herewith

31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESTATE COFFEE HOLDINGS CORP.

Date:	April 19, 2010	By:	/s/ David Wehrhahn
		Name:	David Wehrhahn
		Title:	Principal Executive Officer

Date:	April 19, 2010	By:	/s/ Kelly Warrack
		Name:	Kelly Warrack
		Title:	Principal Financial Officer and Principal Accounting Officer