Form 10-Q
period 2010-05-31
SLAP, INC.
filed 2010-07-20
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,100,000 common shares outstanding as of July 12, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ESTATE COFFEE HOLDINGS CORP.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended May 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

ASSETS	May 31, 2010 (Unaudited and consolidated)	August 31, 2009 (Audited and unconsolidated)
Current
Cash	$43,172	$113,334
GST Receivable	3,224	2,649
Inventory	510	-
Total Current Assets	46,906	115,983

Total Assets	$46,906	$115,983

LIABILITIES
Current
Accounts payable – related party	$330	$-
Accounts payable and accrued liabilities	58,211	12,838
Total Current Liabilities	58,541	12,838

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
25,200,000 common shares issued and outstanding at May 31, 2010 and August 31, 2009	25,200	25,200
Additional Paid-in Capital	151,600	151,600
Deficit accumulated during the development stage	(188,435)	(73,655)
Total Stockholders’ Equity (Deficit)	(11,635)	103,145
Total Liabilities and Stockholders’ Equity (Deficit)	$46,906	$115,983

The accompanying notes are an integral part of these financial statements.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended May 31, 2010 and 2009, and for the period from
Inception (March 19, 2007) to May 31, 2010
 (Stated in US Dollars)
(Unaudited)

	Three Months ended May 31,		Nine Months ended May 31,		From Inception (March 19, 2007)
	2010	2009	2010	2009	to May 31, 2010

Sales	$136	$-	$136	$-	$136
Cost of goods sold	53	-	53	-	53
Gross profit	83	-	83	-	83

Operating Expenses
Organizational costs	-	-	-	-	1,250
Dry hole costs	-	-	-	-	24,078
Professional fees	34,128	3,427	95,147	13,917	137,661
Office and administration	5,787	1,849	15,370	3,497	21,183
Total Operating Loss	(39,832)	(5,276)	(110,434)	(17,414)	(184,089)

Other Income and (Loss)
Gain from investment in DTS8	889	-	-	-	-
Impairment of goodwill on acquisition (Note 3)	23,519	-	(4,272)	-	(4,272)
Interest income (expense)	(100)	-	(74)	-	(74)
Total Other Income and (Loss)	24,308	-	(4,346)	-	(4,346)

Net Loss for the period	$(15,524)	$(5,276)	$(114,780)	$(17,414)	$(188,435)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	25,200,000	25,200,000	25,200,000	21,590,110

The accompanying notes are an integral part of these financial statements.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2010 and 2009, and for the period from
Inception (March 19, 2007) to May 31, 2010
 (Stated in US Dollars)
(Unaudited)

	Nine months		From Inception
	ended May 31,		(March 19, 2007)
	2010	2009	to May 31, 2010
Cash flows used in Operating Activities
Net loss for the period	$(114,780)	$(17,414)	(188,435)
Adjustment to reconcile net loss to net cash used by operating activities:
Accounts receivable	(575)	(424)	(3,224)
Inventory	(510)	-	(510)
Deferred offering costs	-	38,200	-
Accounts payable and accrued liabilities	45,703	(29,934)	58,541
Net cash provided by (used) in operating activities	(70,162)	(9,572)	(133,628)

Cash flows from Financing Activities
Issuance of common shares	-	111,800	176,800
Net cash provided by financing activities	-	111,800	176,800

Increase (decrease) in cash during the period	(70,162)	102,228	43,172

Cash, beginning of period	113,334	13,668	-

Cash, end of period	$43,172	$115,896	$43,172

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2010

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

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operates as a Sole Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum.  DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement ECH became a wholly-owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010 which is the closing date of the transaction.   Subsequent to the period ended May 31, 2010, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 have agreed to cancel the transaction effective May 31, 2010 and all shares issued in respect of the transaction will be canceled and returned to treasury.   See Note 3.

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the nine months ended May 31, 2010

Note 2 – Recently Issued Accounting Pronouncements

In April 2009, the FASB issued modification to ASC 805-20, “Business combinations-Sub topic 20 Identifiable Assets and Liabilities, and Any Noncontrolling Interests”, which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450 (“ASC 450”) “Contingencies”. Further, ASC 805-20 requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities arising from contingencies be developed based on their nature. The modifications to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009. The Company complies with the standard in the accounting treatment of acquisition of ECH which happened in January 2010. There is no contingency identified in the business acquisition.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the nine months ended May 31, 2010

Note 3 – Acquisition of Estate Coffee Holdings Ltd. (“ECH”)

On January 10, 2010, the Company entered into an agreement with Garey Reynolds and Errol Gillespie, the 100% owners of Estate Coffee Holdings Ltd. (ECH), a private company incorporated pursuant to the laws of the State of Maryland, whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to ECH’s primary creditor, Sean Tan, in settlement of a promissory note in the amount of $60,000, plus accrued interest in the amount of $1,115, and no further consideration. The acquisition was completed on January 21, 2010.   ECH will operate its business as a wholly-owned subsidiary of the Company and the Company will undertake the majority of its business activities in the coffee industry through ECH. ECH currently holds 20% of the shares of DTS8, a coffee roaster operating in mainland China, which is majority controlled by Sean Tan who holds the remaining 80% of the shares of DTS8.

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

At the time of acquisition, ECH had negative shareholder’s equity of $27,791. This amount was allocated to goodwill and was written off pursuant to the Company’s determination to apply an impairment test. Therefore, the Company incurred a loss on impairment of goodwill on the acquisition date in the amount of $27,791.  Allocation of the net assets acquired is presented below:

At January 21, 2010	Book value		Fair value adjustments		Fair value
	$		$		$
Net assets acquired
Cash and cash equivalents		58		-		58
Investment in DTS8		39,481		-		39,481
Promissory notes and accrued interest from Sean Tan		(61,115)		(1,885)		(63,000)
Short-term borrowings		(2,330)		-		(2,330)
Payables and accrued liabilities		(2,000)		-		(2,000)
		(25,906)		(1,885)		(27,791)
Minority interest						-
Total consideration						(27,791)
Satisfied by 900,000 common shares of the Company issued to Sean Tan in settlement of promissory notes and accrued interest.

   The accounting treatment of the business acquisition complies with ASC 805, “Business combinations”. All the reported financial statements were prepared on the consolidation basis and all intercompany transactions have been eliminated.

Subsequent to the period ended May 31, 2010, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 have agreed to cancel the transaction effective May 31, 2010 and all shares issued in respect of the transaction are to be canceled and returned to treasury.  ECH remains a wholly owned subsidiary of the Company. Presented below is the revised allocation of the net assets of ECH to reflect the cancelation of the acquisition of the 20% interest in DTS8.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the nine months ended May 31, 2010

Note 3 – Acquisition of Estate Coffee Holdings Ltd. (“ECH”)

At January 21, 2010	Book value		Fair value adjustments		Fair value
	$		$		$
Net assets acquired
Cash and cash equivalents		58				58
Short-term borrowings		(2,330)				(2,330)
Payables and accrued liabilities		(2,000)				(2,000)
		(4,272)		-		(4,272)
Minority interest						-
Total consideration						-

At the time of acquisition impacting the elimination of the 20% interest in DTS8, ECH had negative shareholder’s equity of $4,272.  This amount has been allocated to goodwill and was written off pursuant to the Company’s determination to apply an impairment test. As a result, the Company incurred a loss on impairment of goodwill on the acquisition date in the amount of $4,272.

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

On January 21, 2010, the Company issued 900,000 restricted shares of the Company to Sean Tan, a creditor of ECH in full settlement of a promissory note in the amount of $60,000 plus accrued interest in the amount of $1,115. At the date of transaction, the Company valued the stock issued for the acquisition at the current trading price of the Company’s stock which was $0.07 per share, for a value of $63,000.  The Company booked $900 to common stock and $62,100 to additional paid in capital. The transaction resulted in an additional interest expense of $1,885 recorded by ECH.  Subsequent to the period ended May 31, 2010 the Company agreed to reverse the above transaction upon agreement by all parties and the 900,000 shares are to be canceled and returned to treasury.  See Note 3 above.

Note 5 – Related Party Transactions

During the nine month period ended May 31, 2010, the Company was invoiced a total of  $36,358 by two stockholders of the Company for accounting, professional fees and consulting fees related to our review of additional acquisitions for the Company.  An invoice in the amount of $10,108 was invoiced to the Company by a company controlled by a stockholder of the Company.  The stockholder that invoiced $26,250 is no longer a stockholder of the Company as at the date of this financial statement.

Prior to business acquisition as of January 21, 2010, Mr. Garey Reynolds, a director of ECH, paid certain expenses incurred by ECH in the amount of $330. The transactions were booked as reimbursable expenses and are reflected in the consolidated accounts payable.

ESTATE COFFEE HOLDINGS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - continued
For the nine months ended May 31, 2010

Note 6 – Other Events

On January 29, 2010, the Company entered into a global distribution agreement with Coffee Solutions Ltd. whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the date of the balance sheet to the date of this filing and determined there are no events to be disclosed.

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

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operates as a Sole Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum.DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement ECH became a wholly owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010 which is the closing date of the transaction.

Subsequent to the period ended May 31, 2010, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 have agreed to cancel the transaction effective May 31, 2010 and all shares issued in respect of the transaction are to be  canceled and returned to treasury.  ECH remains a wholly owned subsidiary of the Company.

On February 8, 2010 the Company changed its name from SLAP, Inc. to ECH to reflect the initiative to operate in the coffee business. It is under ECH, the Company’s wholly owned subsidiary, that the Company will undertake of the majority of its business activities in the coffee industry.

Current Operations

The Company currently has oil and gas assets in addition to its ownership of ECH and minimal operations in the coffee industry consisting primarily of internet sales of coffee direct to the consumer. On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.  The Company may assign this agreement to its wholly-owned subsidiary, ECH in the future.

Management of the Company is currently evaluating the oil and gas assets to determine whether they should continue to hold the assets or to dispose of them and concentrate on the business generated by ECH and other business opportunities in the coffee industry that may present themselves to the Company.

Liquidity & Capital Resources

As of May 31, 2010, our cash balance was $43,172, and we had $136 revenues as compared to $113,334 for the fiscal year ended August 31, 2009 with no revenues.  Our accounts payable and accrued expenses increased from $12,838 at fiscal year ended August 31, 2009, to $58,211 at our nine month period ended May 31, 2010. This increase was primarily due to amounts incurred for professional and consulting expenses due to increased business activities resulting from the acquisition of ECH.  As of the date of the filing of this report on Form 10-Q, we believe we have sufficient funds to undertake our current operations, subject to no increased activity in either our oil and gas business or the coffee business.     We have sufficient funds to pay our current expenses as they come due, however should we execute growth in either sector of our operations we will be required to raise additional capital in order to ramp up operations.  At this time we cannot say how much additional capital may be required.

There are no assurances that we will be able to obtain funds required for our continued operations once we have expended our current funds of $43,172. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the nine month period ended May 31, 2010, operating losses were $110,434 as compared to $17,414 for the corresponding nine month period ending May 31, 2009.  This increase was due primarily to professional service fees, which increased to $95,147 at the nine month period ended May 31, 2010 as compared to $13,917 for the corresponding nine month period ended May 31, 2009, and an increase in office and administrative expenses which amounted to $15,370 at the nine month period ended May 31, 2010 as compared to $3,497 for the corresponding nine month period ended May 31, 2009.  The increases in both professional fees and office and administration were as a result of operations of the Company during the review of the ECH acquisition and costs related to the acquisition for professional fees.  As well, the costs related to the preparation of filing materials for the forward split and name change and the preparation of the Company’s AGM increased both professional fees and office and administration fees.

During the nine month period ended May 31, 2010, the Company incurred losses of $4,272 related to the acquisition of ECH which when combined with the operational losses increased the Company’s reported net loss for the nine month period ended May 31, 2010 to $114,780 as compared to a net loss of $17,414 for the nine month period ended May 31, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of May 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2008 our Registration Statement on Form S-1 under Commission file number 333-151228 was declared effective, enabling us to offer up to 1,500,000 shares of common stock of our company at a price of $0.10 per share. On November 12, 2008 we accepted subscriptions for the entire offering from 47 investors, raising a total of $150,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 26,100,000 issued and outstanding shares of common stock and the Company is awaiting confirmation of the cancellation of 900,000 shares of common stock issued in respect to the acquisition of DTS8 Holding Co. Please see Note 3 to the Financial Statements included herein.

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

Following is a table for the period August 13, 2008 to May 31, 2010 detailing the use of net offering proceeds of $138,000 after deduction of funds paid from offering proceeds in connection with the costs of the offering.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Legal and Accounting	0	62,674
Consulting	0	31,379
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	3,667
TOTAL	0	97,720

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

The shares of common stock issued to Sean Tan were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  The 900,000 shares are pending cancelation as the agreement was rescinded.  Please refer to Note 3 of the Financial Statements included herein.

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

ESTATE COFFEE HOLDINGS CORP.

Date:	July 20, 2010	By:	/s/ David Wehrhahn
		Name:	David Wehrhahn
		Title:	Principal Executive Officer

Date:	July 20, 2010	By:	/s/ Kelly Warrack
		Name:	Kelly Warrack
		Title:	Principal Financial Officer and Principal Accounting Officer