Form 10-K
period 2010-08-31
Fresh Traffic Group Inc.
filed 2010-12-13
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53703
Commission File Number

FRESH TRAFFIC GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0531819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Portage Avenue Suite 1680, Winnipeg MB, Canada	R3B 3K6
(Address of principal executive offices)	(Zip Code)

(204) 942-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ] ]	No	[X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.65 on the last trading day of the second quarter, was approximately $16,965,000 as of February 28, 2010 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
35,600,000 common shares outstanding as of December 10, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

none

FRESH TRAFFIC GROUP INC.

PART I

ITEM 1.         BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2010, that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see "Forward-Looking Statements" under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp. (formerly Slap, Inc.))  (the “Company”, “Fresh”, “we”, “our”, or “us”) was incorporated on March 19, 2007, in the State of Nevada as an oil and gas exploration company.  The Company drilled an initial well on its oil and gas leases which was deemed a dry hole.  The Company has divested these oil and gas operations as no revenue was expected to be generated from those operations in the immediate future.

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

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which owns a Wholly Owned Foreign Entity in the Republic of China from which it conducts its operations, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement ECH became a wholly owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction.

On February 8, 2010 the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. It is under ECH, a wholly owned subsidiary of the Company, that we will undertake the majority of the business activities in the coffee industry.

During June, 2010, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second company incorporated in China, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 agreed to cancel the transaction effective May 31, 2010 and all shares issued in respect of the transaction were canceled and returned to treasury.  ECH remains a wholly owned subsidiary of the Company and continues to operate in the coffee business.

The Company currently has minimal operations in the coffee industry consisting primarily of internet sales of coffee direct to the consumer. On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. (“CSL”) whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.  The distribution agreement is temporarily on hold while ECH completes the acquisition of the trademark and license agreement from the Coffee Industry Board.    The Company may assign this agreement to its wholly-owned subsidiary, ECH in the future.

On October 20, 2010, the Company, Fresh Traffic Group Corp., a private Manitoba company (“Fresh”), and  Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) entered into a Share Exchange Agreement (the “Agreement”).  The Agreement provided for: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company and (b) the settlement of a total of $71,973 of debt on the balance sheet of Fresh by way of the issuance of up to 2,600,000 shares of common stock of the Company. As a result of this agreement, on October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc., as Fresh Traffic Group Corp. has revenues and will be the primary operating subsidiary of the Company until such time as the coffee business is further developed.

On October 26, 2010, the Company completed a closing (the “Closing”) of the Agreement, by the issuance of 8,000,000 shares of the common stock of the Company to the Fresh Shareholders, in exchange for all of the issued and outstanding shares of Fresh, as held by the Fresh Shareholders.  Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 2,400,000 shares of common stock of the Company were issued to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh.

Principal Products and Services and their Markets

We provide the following services:

•	Search Engine Optimization (“SEO”)
•	Online Marketing
•	Web Design
•	CRM (Customer Relationship Management) optimization
•	Campaign Management
•	Analytics & Web Hosting
•	iPhone & iPad Apps
•	Video Services
•	Social Media Platforms
•	Software Development; and
•	E-commerce Platform Development

Pricing

Due to the customized nature of our core business and history of experience relative to the industry players in general, our pricing would be considered between medium to high when comparing to competitive SEO offerings.  Fresh focuses on delivering results demanded by their clients’ unique needs.  Consideration is given to all aspects of the customer’s goals in SEO, Search Engine Marketing (“SEM”), Pay per Click (“PPC”); as well as the online activities of their competitors.  We then tailor a comprehensive program suited to the client’s requests.  There is no boiler plate approach in our efforts; in fact the opposite is true.  Each client has a niche offering and we specialize in generating positive results and ROI by focusing our online marketing efforts to one company per niche market segment and then understanding how to position our clients as leaders within this segment.  We are very competitive for our web design and hosting services, again delivering a customized product to our clients based on their needs.  Ongoing advisory services are generally included in all contracts.

We normally enter into one year contracts for online branding and marketing services with our customers.  The agreements specify the desired branding and target market the client wants to penetrate.  Our customers pay in advance for services rendered on a monthly basis.

Web design, hosting, graphic works, apps and all other services are one of a kind as per the client’s request.  These services are all individually quoted on, and once terms have been agreed upon a retainer is paid and progress payments are made based on contract terms.

Distribution Methods of the Products

We provide services through our website and also through our three office locations in Winnipeg, Manitoba, Toronto, Ontario, and Vancouver, British Columbia, Canada.

Status of any Publicly Announced New Product

Through the end of the fiscal year covered by this report,  the Company did not announce any new product or service.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition
We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-per-click services;
•	aggregation or optimization of online advertising for distribution through search engines, product shopping engines, directories, Web sites or other outlets;
•
provision of local and vertical Web sites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	local search sales and marketing services;
•	services and outsourcing of technologies that allow customers to manage their campaigns across multiple networks and track the success of these campaigns;

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;
•	more management experience;
•	an employee base with more extensive experience;
•	better geographic coverage;
•	larger customer bases;
•	greater brand recognition; and
•	significantly greater financial, marketing and other resources

Currently, and in the future, as the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

The online local paid-search market is intensely competitive. Our competitors include the major search engines as well as online directories and city guides. Non-paid search engines are beginning to offer paid-search services, and we believe that additional companies will enter into the local search advertising market. We believe that the principal competitive factors in our market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of search tools, quality of editorial review and reliability and speed of fulfillment of search results and ad listings across the Internet infrastructure.

We also compete with other online advertising services as well as traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do.

The search industry has experienced consolidation, including the acquisitions of companies offering local paid-search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on local search services. If this trend continues, we may not be able to compete in the local search market and our financial results may suffer.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The only supplier of services to the Company is their internet service provider and the principal provider is MTS Advanced Ltd.  However, the Company also uses Shaw Business Services.

Dependence on One or a Few Major Customers

We have a diverse client base, and are not reliant on any one/few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We do not have any royalty agreements or labor contracts.

Need for Any Government Approval of Principal Products or Services

We do not require any specific governmental approval in order to conduct our business.

Effect of Existing or Probably Government Regulations on our Business

We do not anticipate government regulations specific to our business.

Research and Development Activities and Costs

We believe in the importance of continuous research and development, as new product design and development is more often than not a crucial factor in the survival of any company.  In an industry that is changing rapidly, we must continually revise the design and range of products. This is necessary due to continuous technology change and development as well as other competitors and the changing preference of customers.

We bear the costs of R&D as part of our overhead.

Costs and Effects of Compliance with Environmental Law

We are not required to comply with any environmental laws that are particular to our business operations.  We are subject to typical monitoring and investigation protocols applicable to all businesses.

Employees

Fresh currently has 3 executive personnel and 3 commissioned sales people. An additional 30 individuals are responsible for IT, website design and development, programming and social media.  Part time or third party services are engaged as required on a contract basis.

Additional information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.     RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.        PROPERTIES

Fresh Traffic Group Inc. has no properties and at this time has no agreements to acquire any properties.

The Company currently operates from executive office space in Winnipeg, Manitoba, Canada for which they pay a rental of $6,423.56(CDN) per month. We believe that the foregoing arrangements are sufficient for our current operational needs.

ITEM 3.        LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

ITEM 4.       REMOVED AND RESERVED

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “FRTG” and received approval for quotation on July 15, 2009.  Following is a report of high and low bid pricing from August 13, 2009 when the first bid was entered on the Company’s stock.

Quarter	High ($)	Low ($)
4th Quarter ended 8/31/2010	0.30	0.09
3rd Quarter ended 5/31/2010	0.80	0.30
2nd Quarter ended 2/28/2010	0.70	0.07
1st Quarter ended 11/30/2009	0.0167	0.0167

4th Quarter ended 8/31/2009	0.0167	0.0167
3rd Quarter ended 5/31/2009	N/A	N/A
2nd Quarter ended 2/28/2009	N/A	N/A
1st Quarter ended 11/30/2008	N/A	N/A

The above information was provided by Pink Sheets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 10, 2010, there were 45 record holders of the Company’s common stock.

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.      SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Summary

The Company continues to pursue its primary goals of providing internet marketing and business solutions for a variety of international customers.

Liquidity & Capital Resources

At August 31, 2010, we had total current assets of $4,830, as compared to $115,983 at August 31, 2009.  Our current liabilities are $58,907, as compared to $12,838 at August 31, 2009.  Throughout the fiscal year, we utilized $113,189 in cash for operating activities, as compared to $12,134 in the prior fiscal year.  Our working capital shortfall as of August 31, 2010 is approximately $54,000, attributable primarily to accounts payable and accrued liabilities increasing from $12,838 to $58,577 in 2010.

Subsequent to the year end, on October 26, 2010, the Company completed the acquisition of Fresh Traffic Group Corp., as indicated in Note 7 to the financial statements and the accompanying unaudited pro forma consolidated balance sheets and statements of operations, which are to form a basis of operations in the forthcoming fiscal year.  On this basis, the Company is expected to be self-sustaining based on the anticipated revenue from operations, and a reduction in overhead based on the consolidation of operations.  Largely as a result of a debt settlement to a related party as part of the acquisition, the Company’s pro forma consolidated working capital shortfall decreased to approximately $14,000.

Results of Operations

During the fiscal year ending August 31, 2010 the Company had minimal revenues ($136) from sales and experienced a net loss for the period of $157,222, as compared to no revenues and a net loss of $28,167 in the fiscal year ending August 31, 2009.  The increase in the amount of the loss was largely attributable to an increase in consulting fees from $3,564 in 2009 to $105,554 in 2010. The amount spent on general and administration expenses in the fiscal year ending August 31, 2010 increased to $16,075 compared to $4,231 in 2009. The Company had been unable to generate any revenues, that there are no agreements in place to provide the financial support to fund such operations, and no agreements with any possible clients to provide future revenue.

As noted above, and per Note 7 to the financial statements, the Company anticipates generating sufficient revenue from the operations of Fresh Traffic Group Corp. to meet operating and overhead requirements.  Should additional growth and expansion be undertaken, then additional financing may be required, which amounts and sources have not yet been determined.

Note that the pro forma information is for informational purpose only and is not intended to be indicative of the actual results that would have been reported had the transaction occurred on the dates indicated, nor does the information represent a forecast of the financial condition or results of operation of the Company for any future period.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2010
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp.)
Winnipeg, MB, Canada

We have audited the accompanying consolidated balance sheets of Fresh Traffic Group Inc., (formerly Estate Coffee Holdings Corp.) (the Company) and subsidiary as of August 31, 2010 and 2009, and the related consolidated statements of operations, changes in  stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception on March 19, 2007 to August 31, 2010.. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp.) and subsidiary as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from inception on March 19, 2007 to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has no established source of revenue, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
December 10, 2010

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in US Dollars)

Assets	August 31, 2010	August 31, 2009
Current
Cash	$145	$113,334
GST Receivable	4,175	2,649
Inventory	510	-
Total assets	$4,830	$115,983

Liabilities
Current
Accounts payable – related party	$330	$-
Accounts payable and accrued liabilities	58,577	12,838
Total current liabilities:	58,907	12,838

Stockholders’ Equity (Deficit)
Capital stock – $0.001 par value, 675,000,000 common shares authorized. 25,200,000 common shares issued and outstanding at August 31, 2010 and August 31, 2009	25,200	25,200
Additional Paid-in Capital	151,600	151,600
Deficit accumulated during the development stage	(230,877)	(73,655)
Total stockholders’ equity (deficit)	(54,077)	103,145
Total liabilities and stockholders’ equity	$4,830	$115,983

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Fiscal Year ended August 31,		From Inception (March 19, 2007)
	2010	2009	to August 31,2010
Sales	$136	$-	$136
Cost of goods sold	53	-	53
Gross profit	83	-	83

Operating expenses
Organizational costs	-	-	1,250
Dry hole costs	-	-	24,078
Consulting fees	105,554	3,564	109,118
Professional fees	31,131	20,255	70,081
Impairment of goodwill on acquisition	4,272	-	4,272
Office and administration	16,075	4,231	21,771
Total operating loss	(156,949)	(28,050)	(230,487)

Other income and expense
Interest income (expense)	(273)	(117)	(390)
Total other income (loss)	(273)	(117)	(390)

Net loss for the period	$(157,222)	$(28,167)	$(230,877)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	25,200,000	25,200,000

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from March 19, 2007 (Date of Incorporation) to August 31, 2010
(Stated in US Dollars)

				Accumulated
				Deficit
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash	11,700,000	$11,700	$53,300	$-	$65,000
Net loss for the period				(1,413)	(1,413)
Balance, August 31, 2007	11,700,000	11,700	53,300	(1,413)	63,587

Net loss for the period				(44,075)	(44,075)
Balance, August 31, 2008	11,700,000	11,700	53,300	(45,488)	19,512

Capital stock issued for cash	13,500,000	13,500	98,300		111,800
Net loss for the period				(28,167)	(28,167)
Balance, August 31, 2009	25,200,000	25,200	151,600	(73,655)	103,145

Net loss for the period				(157,222)	(157,222)
Balance, August 31, 2010	25,200,000	$25,200	$151,600	$(230,877)	$(54,077)

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the period from March 19, 2007 (Date of Incorporation) to August 31, 2010
(Stated in US Dollars)

	Year ended August 31, 2010	Year ended August 31, 2009	From Inception (March 19, 2007) to August 31, 2010
Cash flows used in Operating Activities
Net loss for the period	$(157,222)	$(28,167)	$(230,877)
Adjustment to reconcile net loss to net cash used by operating activities
Impairment of Goodwill	4,272	-	4,272
Amounts receivable	(1,526)	(515)	(4,175)
Inventory	(510)	-	(510)
Deferred offering costs	-	38,200	-
Accounts payable, related party	330	-	330
Accounts payable and accrued liabilities	45,739	(21,652)	58,577
Net cash used in operating activities	(108,917)	(12,134)	(172,383)

Cash flows from investing activities
Purchase of subsidiary, net of cash acquired	(4,272)	-	(4,272)
Net cash used by investing activities	(4,272)	-	(4,272)

Cash flows from Financing Activities
Issuance of common shares	-	111,800	176,800
Net cash provided by financing activities	-	111,800	176,800

Increase (decrease) in cash during the period	(113,189)	99,666	145
Cash, beginning of period	113,334	13,668	-
Cash, end of period	$145	$113,334	$145

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Stated in US Dollars)

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization

Fresh Traffic Group, Inc. (formerly Estate Coffee Holdings Corp.)  (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.  The Company’s year-end is August 31.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine-for-one in the form of special stock distribution to stockholders of record as November 2, 2009. The effective date for the distribution to stockholders was November 9, 2009, subject to approval from FINRA to the transfer agent to complete the distribution.  The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts for all periods presented, and in all shares and per share data in the financial statements.

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

On October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc. as Fresh Traffic Group Corp., the company acquired as an operating subsidiary as detailed below, has revenues and will be the primary operating subsidiary of the Company until the coffee business is further developed.

On October 26, 2010 the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) which entered between the Company, Fresh Traffic Group Corp. (“Fresh”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) on October 20, 2010. The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh by way of the issuance of up to 2,600,000 shares of common stock of the Company.

The Company’s determined to divest itself of its oil and gas operations as no revenue is expected generated from those operations in the immediate future.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
August 31, 2010
 (Stated in US Dollars)

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS (continued)

The consolidated financial statements present the balance sheet, statements of operations and cash flows of the Company and its wholly-owned subsidiary, ECH. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $230,877 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

b)	Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company originally operated in Canada as an oil and gas exploration company pursuant to the execution of a Farm-out Agreement with Dar Energy Inc. in the West Caroline 8-18-35-11W5 for $24,078 to earn a 2.5% Working Interest.  The Company drilled an initial well on June 30, 2008, and on September 26, 2008 the operator advised that the well was a dry hole. The costs have been expensed as of August 31, 2008.

As of the fiscal year ended August 31, 2010, the Company has minimal operations in the coffee industry consisting primarily of internet sales of coffee direct to the consumer. On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. whereby the Company was granted the rights to market and distribute CSL roasted Jamacia Blue Mountain Coffee.  This agreement is pending license approval and trademark approval for use from the Coffee Industry Board in Jamaica.

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is a development stage company as defined in ASC Topic 915.  The Company is devoting substantially all of its present efforts to establishing a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
August 31, 2010
 (Stated in US Dollars)

NOTE 2  - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)	Offering Expenses

The Company filed a Form S-1 Registration Statement to offer to the public up to 1,500,000 common shares at ten cents ($0.10) per share.  The S-1 became effective on August 13, 2008. The $38,200 costs relating to such Registration Statement were charged to capital.

d)	Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

e)	Currency

The functional currency of the Company and its subsidiary is the United States Dollar.

f)	Income Taxes

The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”.  ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

g)	Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2010, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

h)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

i)	Recently Issued Accounting Pronouncements

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

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
August 31, 2010
 (Stated in US Dollars)

NOTE 2  - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i)	Recently Issued Accounting Pronouncements (continued)

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 -ACQUISITION OF ESTATE COFFEE HOLDINGS LTD.

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

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
August 31, 2010
 (Stated in US Dollars)

Note 3 - ACQUISITION OF ESTATE COFFEE HOLDINGS LTD. (continued)

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

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
August 31, 2010
 (Stated in US Dollars)

NOTE 4 - COMMON STOCK

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

NOTE 5 - DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carry forward	$78,500
Valuation allowance for deferred tax asset	$(78,500)
-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is likely to be realized from future operations.   The Company has chosen to provide an allowance of one hundred percent (100%) against all available income tax loss carry-forwards, regardless of their time of expiry.

At August 31, 2010, the Company has accumulated non-capital losses totaling $ 230,877, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2027.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2010 and August 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2010 or August 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
August 31, 2010
 (Stated in US Dollars)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the fiscal year ended August 31, 2010, the Company was invoiced a total of  $36,358 by two stockholders of the Company for accounting, professional fees and consulting fees related to our review of additional acquisitions for the Company.  An invoice in the amount of $10,108 was invoiced to the Company by a company controlled by a stockholder of the Company.  The stockholder that invoiced $26,250 is no longer a stockholder of the Company as at the date of this financial statement.

Prior to business acquisition as of January 21, 2010, Mr. Garey Reynolds, a director of ECH, paid certain expenses incurred by ECH in the amount of $330. The transactions were booked as reimbursable expenses and are reflected in the consolidated accounts payable.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to the period covered by this report, on October 26, 2010 the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) which was entered into between the Company, Fresh Traffic Group Corp. (“Fresh”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) on October 20, 2010. The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh by way of the issuance of up to 2,600,000 shares of common stock of the Company, of which a total of 2,400,000 shares were issued in full and final settlement of the debt.

The pro forma consolidated financial statements assume the Share Exchange Agreement was consummated as of the earliest dates presented in these statements. The pro forma consolidated financial statements have been prepared based on currently available information and assumptions that are deemed appropriated by the Company’s management. The pro forma information is for informational purpose only and is not intended to be indicative of the actual results that would have been reported had the transaction occurred on the dates indicated, nor does the information represent a forecast of the financial condition or results of operation of the Company for any future period.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
 (A Development Stage Company)
PROFORMA CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (Stated in US Dollars)

Assets	Fresh Traffic Group Inc.	Fresh Traffic Group Corp.	Pro Forma adjustments	Pro Forma Consolidated
Current
Cash	$145	$11,365		$11,510
GST Receivable	4,175	1,213		5,388
Inventory	510	-		510
Damage deposit	-	18,354		18,354
Accounts receivable	-	27,510		27,510
Total Current asset	4,830	58,442		63,272

Fixed assets	-	26,519		26,519

Total assets	$4,830	$84,961		$89,791

Liabilities
Current
Accounts payable – related party	$330	$65,950	$(65,909)	371
Accounts payable and accrued liabilities	58,577	18,089		76,666
Total current liabilities:	58,907	84,039	(65,909)	77,037

Stockholders’ Equity (Deficit)
Capital stock – $0.001 par value, 675,000,000 common shares authorized	25,200	92	10,308	35,600
Additional Paid-in Capital	151,600		55,601	207,201
Accumulated comprehensive income		2,759		2,759
Deficit accumulated during the development stage	(230,877)	(1,929)		(232,806)
Total stockholders’ equity (deficit)	(54,077)	922	65,909	12,754
Total liabilities and stockholders’ equity	$4,830	$84,961	$0	$89,791

(*)  8,000,000 shares were issued to acquire the subsidiary and 2,400,000 shares were issued to related parties to retire $65,909 of related party payables.

FRESH TRAFFIC GROUP, INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
(A Development Stage Company)
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE FISCAL YEAR ENDED AUGUST 31, 2010
(Stated in US Dollars)

	Fresh Traffic Group Inc.	Fresh Traffic Group Corp.	Pro forma Adjustments	Pro forma Consolidated
Sales	$136	$380,244	$-	$380,380
Cost of goods sold	53	287,424	-	287,477
Gross profit	83	92,820	-	92,903

Operating expenses
Organizational costs		-	-	-
Dry hole costs		-	-	-
Consulting fees	105,554	-	-	105,554
Professional fees	31,131	4,262	-	35,393
Amortization	-	6,417	-	6,417
Rent	-	75,541	-	75,541
Impairment of goodwill on acquisition	4,272	-	-	4,272
Office and administration	16,075	34,896	-	50,971
Total operating loss	(156,949)	(28,296)	-	(185,245)

Other income and expense
Interest income (expense)	(273)	-	-	(273)
Total other income (loss)	(273)	-	-	(273)

Net loss for the period	$(157,222)	$(28,296)	$-	$(185,518)

Basic and diluted loss per share	$(0.00)		$-	$(0.00)

Weighted average number of shares outstanding	25,200,000		10,400,000	35,600,000

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2010, the Company’s internal control over financial reporting was effective and that no material weaknesses in ICFR existed.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has not identified any control deficiencies that it believes represent material weaknesses as of August 31, 2010.

Changes in Internal Control over Financial Reporting

As of August 31, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

While the Company does not yet have an independent audit committee, it will continue to make efforts in establishing such a committee at such time as our resources permit.

ITEM 9B.  OTHER INFORMATION

There is no further information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by the Form 10-K, but that was not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth the names and ages of all directors, executive officers and certain significant employees of the Company as of the filing date of this report, further indicating all positions and offices with the Company held by each such person, their term of office, and any arrangement or understanding between their selves and any other person(s) pursuant to which they were or are to be selected as a director or officer:

Name	Age	Position	Term of Office
Jeremy Booth	50	President, CEO, Director	12/11/2010-present

Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company. Furthermore, except as otherwise indicated below, no director or person nominated or chosen to become a director holds any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a–1, et seq., as amended.

Jeremy Booth – President and Chief Executive Officer, Member of the Board of Directors

From July 2008 to present Mr. Booth has served as the President of Fresh Traffic Group Corp., a Manitoba corporation, which was acquired by the Company in October 2010, and is presently a wholly owned subsidiary. Mr. Booth founded Fresh Traffic Group Corp. to provide Search Engine Optimization (SEO) and internet marketing services.   From March 2005 to July 2008, Mr. Booth was providing comparable SEO and internet marketing services on a sole proprietorship basis.

Mr. Booth is not an officer or director of any other reporting company that files, annual, quarterly or periodic reports.

Involvement in Certain Legal Proceedings, Family Relationships

None of our executive officers, directors, significant employees, promoters or control persons have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Position Held	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions

Jeremy Booth	President & CEO	n/a	n/a	n/a
Errol Gillespie	Former President & CEO, Secretary-Treasurer	n/a	n/a	n/a
David Wehrhahn	Former President & CEO	n/a	2	n/a
Kelly Warrack	Former Secretary-Treasurer	n/a	2	n/a
Donald Byers	Former Director	n/a	1	n/a

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it commences business operations and/or increases its management beyond our current single employee.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

The Board of Directors presently does not have an audit committee; therefore the Board of Directors performs the same functions as an audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee and has determined not to pay any compensation to its executive officers until such time as the Company has a viable operating business.   This determination was made by the entire Board of Directors during fiscal 2008 and was not reviewed in fiscal year 2009 or 2010.

Summary Compensation Table

Name and Principal Position	Fiscal year ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Errol Gillespie President & CEO, Secretary-Treasurer (1)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Wehrhahn President & CEO (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1)	Mr. Gillespie held this office for fiscal 2010 from April 28, 2010
(2)	Mr. Wehrhahn held this office for fiscal 2010 until April 28, 2010.

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding stock option or any other form of equity plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Errol Gillespie President & CEO, Secretary-Treasurer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Wehrhahn President & CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kelly Warrack Secretary-Treasurer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Byers, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

The Company did not have any compensation plans during fiscal 2010 and did not pay any compensation to its directors or officers during fiscal 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Errol Gillespie President	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Wehrhahn President	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kelly Warrack Secretary-Treasurer	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Byers Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

The Company does not currently have any equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of December 10, 2010, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Dmytro Hrytsenko PR Malrosova 14, Cherkassy, Ukraine 18005	4,000,000 common shares held directly	11.24%
Common	Ocean Exploration Ltd. Cor 12 Bayman Ave & Calle al Mar Belize City, Belize	2,400,000 common shares held directly	6.74%
Common	Jeremy Booth 5566 Henderson Highway St. Clements MB R3C 2E7	2,000,000 common shares held directly	5.62%
Common	Kim Lewis 5566 Henderson Highway St. Clements MB R3C 2E7	2,000,000 common shares held directly	5.62%
Common	Vicky Barlow #403, 3412 Parkdale Blvd NW Calgary AB T2N 3T4	1,800,000 common shares held directly	5.06%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of December 10, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 35,600,000 shares of common stock outstanding as of December 10, 2010.

Security Ownership of Management

The following table sets forth information, as of December 10, 2010, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Jeremy Booth Director, CEO, President 5566 Henderson Highway St. Clements MB R3C 2E7	2,000,000 common shares held directly 2,000,000 common shares held indirectly(2)	5.62%
Common	All Officers and Directors as a group		5.62%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of December 10, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 35,600,000 shares of common stock outstanding as of December 10, 2010.

(2)  These 2,000,000 common shares are owned by Mr. Booth’s spouse, Kim Lewis.  Mr. Booth disclaims any beneficial ownership of these shares, and therefore these 2,000,000 shares are not included in the percent of class calculation.

Changes in Control

Subsequent to the fiscal year ended August 31, 2010, the Company acquired all of the issued and outstanding shares of Fresh Traffic Group Corp. in exchange for the issuance of 8,000,000 shares of common stock of the Company.  Subsequent to the issuance, Mr. Jeremy Booth, the President of Fresh Traffic Group Corp. was appointed an officer and director of the Company and Mr. Errol Gillespie resigned, thus effecting a change in control of the Company.

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

Subsequent to the fiscal year ended August 31, 2010, the Company entered into an agreement to acquire all of the issued and outstanding shares of Fresh Traffic Group Corp. in exchange for a total 8,000,000 shares of common stock of the Company.   A total of 4,000,000 common shares were issued to Jeremy Booth, the current officer and director of the Company and Kim Lewis (his spouse) in exchange for 50% of the shares of Fresh Traffic Group Corp.

The Company issued a further 4,000,000 common shares to Dmytro Hrytsenko in exchange for the remaining 50% of the shares of Fresh Traffic Group Corp.

Promoters and Certain Control Persons

None.

Parents

There are no parents of our Company.

Director Independence

As of the date of this Annual Report, we have no independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended August 31, 2010 and August 31, 2009:

Services	2010 $	2009 $
Audit fees	12,000	7,500
Audit related fees	6,000	6,000
Tax fees	500	500
All other fees	-0-	0
Total fees	18,500	14,000

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.  For fiscal 2010, these fees were paid to our prior independent registered public accounting firm and reflect the fees for quarterly reports.

Tax fees shown for 2010 are estimated only for the purposes of this disclosure based on advice from the principal auditor for preparation of our U.S. tax return and are expected to be $500. We expect the Canadian tax returns will be prepared by Canadian accountants qualified to undertake the tax returns and that those fees will be $1,500 as well, bringing total fees for 2010 tax returns to $2,000.

All other fees consist of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements & Schedules

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

Number	Description
2.1	Share Exchange Agreement by and among the Company, Errol Gillespie, Garey Reynolds and Estate Coffee Holdings Ltd., a Maryland corporation dated January 10, 2009.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iv)	Amended Articles of Incorporation dated October 20, 2010 reflecting name change to Fresh Traffic Group Inc.	Filed herewith.
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.1	Farm-Out Agreement dated July 9, 2007 between Dar Energy Inc. and SLAP, Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.2	Global Distribution Agreement dated January 29, 2010 between Coffee Solutions Ltd and Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
10.3	Letter of Intent between the Company, Fresh Traffic Group and the shareholders of Fresh Traffic Group executed August 14, 2010.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the SEC on August 20, 2010.
10.4	Share Exchange Agreement dated October 20, 2010 between the Company, Fresh Traffic Group Corp., and the shareholders of Fresh Traffic Group Corp.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on November 5, 2010.
31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH TRAFFIC GROUP INC.

Date:	December 13, 2010	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	December 13, 2010	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer