Form 10-Q
period 2010-11-30
Fresh Traffic Group Inc.
filed 2011-01-21
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-53703
(Commission File Number)

FRESH TRAFFIC GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0531819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Portage Ave, Suite 1680, Winnipeg MB, Canada	R3B 3K6
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

35,600,000 common shares outstanding as of January 17, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FRESH TRAFFIC GROUP INC.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010

Page

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

ASSETS	November 30, 2010 (Unaudited and consolidated)	August 31, 2010 (Audited and unconsolidated)
Current
Cash	$11,841	$11,785
Accounts receivable	24,522	28,526
GST receivable	4,558	-
Corporate tax refund	-	407
Inventory	510	-
Security deposit - Note 5	19,640	19,032
Total Current Assets	61,071	59,750

Property, plant and equipment, net	8,072	8,837

Total Assets	$69,143	$68,587

LIABILITIES
Current
Accounts payable and accrued liabilities	$94,524	$16,358
GST payable	1,227	1,548
Loan payable – related parties	-	68,387
Total Current Liabilities	95,751	86,293

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
35,600,000 and 8,000,000 common shares issued and outstanding at November 30, 2010 and August 31, 2010	35,600	8,000
Additional Paid-in Capital	53,501	(7,900)
Deficit	(118,091)	(20,667)
Accumulated other comprehensive income (loss)	2,382	2,861
Total Stockholders’ Equity (Deficit)	(26,608)	(17,706)
Total Liabilities and Stockholders’ Equity (Deficit)	$69,143	$68,587

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)
(Unaudited)

	Three Months ended November 30,
	2010	2009

Sales	$90,139	$110,506
Cost of goods sold	67,370	86,158
Gross profit	22,769	24,348

Operating Expenses
Professional fees	17,099	113
Rent	18,854	18,772
Amortization	765	1,296
Other general and administrative expenses	9,401	8,392
Total operating expenses	46,119	28,573
Loss from operations	(23,350)	(4,225)

Other income and expense
Loss on debt settlement	(73,848)	-
Interest income (expense)	(226)	-

Net Loss	$(97,424)	$(4,225)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	18,615,385	8,000,000

Comprehensive income (loss) gain:
Net loss	$(97,424)	$(4,225)
Foreign currency translation (loss) gain	(479)	357
Comprehensive Loss	$(97,903)	$(3,868)

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)
	Three months
	ended November 30,
	2010	2009
Cash flows from operating activities
Net loss	$(97,424)	$(4,225)
Adjustment to reconcile net loss to cash used by operations:
Amortization	765	1,296
Loss on debt settlement	73,848	-
Accounts receivable	4,907	(10,954)
GST receivable	(346)	-
GST payable	(371)	420
Corporate tax refund	-	(936)
Corporate tax payable	420	-
Accounts payable and accrued liabilities	17,780	-
Net cash provided by (used) in operating activities	(421)	(14,399)

Cash flows from Financing Activities
Proceeds from business combination	145	-
Proceeds from loan – related parties	-	6,807
Repayment of loan – related parties	(44)	-
Net cash provided by financing activities	101	6,807

Effect of currency rate change on cash:	376	413

Increase (decrease) in cash during the period	56	(7,179)

Cash, beginning of period	11,785	15,829

Cash, end of period	$11,841	$8,650

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued in settlement of debt	$70,152	$-

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2010

Note 1- Basis of presentation

Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp) (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.

Fresh Traffic Group Corp. is an operating subsidiary company incorporated on July 22, 2008 in the Province of Manitoba, Canada. It is an online search marketing company that provides results-based solutions to businesses interested in improving the image and impact of their brands on the internet.

The Company’s year-end is August 31.

The Company is no longer in the development stage, as a result of the October 26, 2010 acquisition of Fresh Traffic Group Inc., resulting in significant consolidated revenues from planned operations.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine-for-one in the form of special stock distribution to stockholders of record as of November 2, 2009. The effective date for the distribution to stockholders was November 9, 2009, subject to approval from FINRA to the transfer agent to complete the distribution.  The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts for all periods presented, and in all shares and per share data in the financial statements.

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operates as a Wholly-owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum.  DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement, ECH became a wholly-owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010, which is the closing date of the transaction. Subsequently, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 agreed to cancel the transaction effective May 31, 2010 and all shares issued in respect of the transaction were canceled and returned to treasury.

On February 8, 2010, the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. It is under ECH, the Company’s wholly-owned subsidiary, that the Company will undertake the majority of its business activities in the coffee industry.

On October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc. as Fresh Traffic Group Corp., the company acquired as an operating subsidiary as detailed below, has revenues and will be the primary operating subsidiary of the Company until the coffee business is further developed.

On October 26, 2010, the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) which was entered into between the Company, Fresh Traffic Group Corp. (“Fresh Corp”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) on October 20, 2010. The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh Corp owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh Corp by way of the issuance of up to 2,400,000 shares of common stock of the Company. (Ref Note – 3)

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2010

Note 1- Basis of presentation (continued)

On November 12, 2010, the Company received the resignation of Mr. Errol Gillespie as a Director and Officer (President, Chief Financial Officer, Secretary-Treasurer / Principal Executive Officer, Principal Financial Officer) of the Company.

On November 12, 2010, the Company appointed Mr. Jeremy Booth as the President of the Company, following a change in control of the Company.

The Company determined to divest itself of its oil and gas operations as no revenue is expected to be generated from those operations in the immediate future.

The interim consolidated financial statements present the balance sheet, statements of operations and cash flows of the Company and its wholly-owned subsidiaries, ECH and Fresh. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition - Revenue is recognized on the products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  We recognize the revenue when a formal contract service exists. Payments are received on a monthly basis.

Cash and Cash Equivalents- For purposes of the statement of cash flow, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Accounts Receivable and accounting for bad debt and allowance- Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at November 30, 2010 and 2009 are Nil.

Property, Plant, and Equipment - Property, plant and equipment are stated at historical cost. Amortization is provided annually at rates calculated to write-off the cost of the assets over their estimated useful lives at the following rates:

•	Furnishings – 20% declining balance method
•	Computer equipment – 55% declining balance method

Foreign Currency Translation – The functional currency of Fresh Corp, one of the Company’s subsidiaries, is the Canadian Dollar. The Company uses the United States dollar as its reporting currency. All transactions initiated in Canadian Dollars are translated to U.S. Dollar in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2010

Note 2 – Summary of Significant Accounting Policies (continued)

•	Revenue and expense items at the average rate of exchange in effect on the transaction date;
•
Non-monetary assets and liabilities at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect on the balance sheet date;  and

•	Monetary assets and liabilities at the exchange rate at the balance sheet date.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income (loss). Therefore, translation adjustments are not included in determining net income but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded to November 30, 2010.

Comprehensive Income (Loss) - ASC Topic No. 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  Comprehensive income or loss is comprised of net earnings or loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustments.

Segment information - Accounting Standards Codification subtopic 280-10, Segment Reporting (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed therein materially represents all of the financial information related to the Company's principal operating segments.

The Company has two operating subsidiaries, each of which operates in a different line of business.   Fresh Traffic Group Corp. earned revenues totaling $90,139 during the three month period ended November 30, 2010, which amount accounts for over 99% of the revenues reported on the Company's consolidated statements of operations.  Fresh Traffic Group Corp.'s operations consist primarily of internet sales and web-based consulting services.  The Company's other wholly-owned subsidiary, Estate Coffee Holdings Ltd. has minimal operations in the coffee industry, consisting primarily of internet sales of coffee direct to the consumer.  During the three month period ended November 30, 2010 Estate Coffee Holidngs Ltd. earned no revenue and incurred no expenses.  As a result of the fact that substantially all of the revenues and expenses reported during the current and prior three month periods ending November 30 were attributable to the subsidiary Fresh Traffic Group Corp, the Comapny has not provided a tabular representation of revenues and expenses  earned and incurred from each operating segment.

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2010

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-29 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update for the fiscal year beginning September 1, 2010.

Note 3 – Business Combination

On October 26, 2010, the Company completed a closing (the “Closing”) of the Agreement, by the issuance of 8,000,000 shares of the common stock of the Company to the Fresh Shareholders, in exchange for all of the issued and outstanding shares of Fresh Corp, as held by the Fresh Shareholders.  Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 2,400,000 shares of common stock of the Company were issued to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh Corp.

Following completion of all of the above conditions on the closing date: (i) Fresh Corp was acquired by Fresh Traffic Group Inc. (formerly: Estate Coffee Holdings Corp.) being the sole shareholder of Fresh Corp; and (ii) the Fresh shareholders received an aggregate of 8,000,000 shares of Fresh Traffic Group Inc.’s common stock representing 22.47% of the issued and outstanding shares of the Company.

The business combination was accounted for as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, which provides that the “acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the acquisition has been accounted for as a recapitalization, and, for accounting purposes, Fresh Corp is considered the acquirer in a reverse acquisition. The historical financial statements (prior to October 26, 2010) in this annual report are those of Fresh Corp.

FRESH TRAFFIC GROUP INC.
(FORMERLY: ESTATE COFFEE HOLDINGS CORP.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2010

Note 3 – Business Combination (continued)

The Company’s historical accumulated deficit for the periods prior to October 26, 2010, in the amount of $231,800, was eliminated against additional paid in capital, and the accompanying financial statements present the previously issued shares of the Company’s common stock as having been issued pursuant to the acquisition on October 26, 2010.

Note 4 – Accounts Receivable

The Company’s accounts receivable consists solely of trade receivables totaling $24,522 as of November 30, 2010 and $28,526 at August 31, 2010.

Note 5 – Lease Agreement

On November 1, 2008, the Company’s subsidiary, Fresh Corp. leased office space in Winnipeg, Manitoba, Canada for five years for monthly rental payments of CAD$6,380 (USD$6,253) per month including estimated operating costs and applicable taxes.   Lease Commitments – following five years:

2011	$56,277
2012	75,036
2013	75,036
2014	6,253
$212,602

Under the terms of the above noted lease, Fresh Corp. was required to provide a security deposit totaling $19,640 (CAD$21,031) equivalent to 6 months of rent and operating costs.  The security deposit is held by the Landlord without interest and shall be returned toFresh Corp. without interest within sixty (60) days after the expiry of the lease or earlier termination of the term; or, at the Landlord’s option, shall be applied by the Landlord on account of the last month’s rent.  The amount is incuded on the consolidated balance sheets of the Company as "Security Deposit."

Note 6 – Common Stock

On October 26, 2010, the Company issued of 8,000,000 shares of the common stock of the Company to the Fresh Shareholders pursuant to the share exchange agreement. (Ref Note 3)

Furthermore, as part of a debt settlement arrangement included as part of the exchange agreement, a total of 2,400,000 shares of common stock of the Company were issued to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh Corp. As a result, the Company recorded an expense totaling $73,848 to the loss on the debt settlement during the first quarter of the current fiscal year.

Note 7 – Related Party Transactions

During the three month period ended November 30, 2010, the Company paid to Mr. Jeremy Booth, the President of the Company, totaling CDN$10,454 (US$10,229) in respect to his providing comparable search engine optimization and internet marketing services. These fees were recorded as cost of goods sold.

Note 8 – Subsequent Events

On December 7, 2010, the Company entered into a one-year agreement with a marketing company. Under the agreement, the marketing company is engaged to assist in the development and dissemination of the corporate information to various parties to further our business and opportunities. The Company agrees to make a twelve month commitment to pay the following non-refundable fees: (i) the sum of 800,000 restricted shares of common stock of the Company (the “Shares”) with 400,000 Shares payable six months from the execution date of the agreement.

The Company has evaluated subsequent events from the date of the balance sheet to the date of this filing and determined there are no other events to be disclosed.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2010, and 2009, together with notes thereto.

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

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine shares for each one share authorized and issued. The record date for the distribution to stockholders was November 2, 2009 and the effective date for the distribution to stockholders was November 9, 2009. Upon completion of the forward split, the authorized shares were increased to 675,000,000 common shares.

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which owns a Wholly-Owned Foreign Entity in the Republic of China from which it conducts its operations, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement, ECH became a wholly-owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction.

On February 8, 2010, the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. It is under ECH, a wholly-owned subsidiary of the Company, that we will undertake the majority of the business activities in the coffee industry.

During June, 2010, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second company incorporated in China, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 agreed to cancel the transaction effective May 31, 2010 and all shares issued in respect of the transaction were canceled and returned to treasury.  ECH remains a wholly-owned subsidiary of the Company and continues to operate in the coffee business.

The Company currently has minimal operations in the coffee industry consisting primarily of internet sales of coffee direct to the consumer. On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. (“CSL”) whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.  The distribution agreement is temporarily on hold while ECH completes the acquisition of the trademark and license agreement from the Coffee Industry Board. The Company may assign this agreement to its wholly-owned subsidiary, ECH, in the future.

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

On October 26, 2010, the Company completed a closing of the Agreement, by the issuance of 8,000,000 shares of the common stock of the Company to the Fresh Shareholders, in exchange for all of the issued and outstanding shares of Fresh, as held by the Fresh Shareholders.  Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 2,400,000 shares of common stock of the Company were issued to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh.

Current Operations

The Company’s primary business consists of the operations as undertaken by Fresh, a wholly-owned subsidiary, those being the provision of internet marketing and search engine optimization (“SEO”) services to a diversified customer base.  The Company’s other wholly-owned subsidiary, ECH, has minimal operations in the coffee industry consisting of internet sales of coffee direct to the consumer. On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.  The Company may assign this agreement to its wholly-owned subsidiary, ECH in the future.

At present, the coffee operations represent less than 1% of our revenues, and therefore we have not provided a tabular representation of revenues derived from each of our two reporting segments.

Liquidity & Capital Resources

As of November 30, 2010, our cash balance was $11,841, as compared to $11,785 for the fiscal year ended August 31, 2010.   Accounts receivable remained relatively consistent, that being $24,522 as of November 30, 2010, compared to $28,526 at August 31, 2010.  Accounts payable and accrued liabilities increased to $94,524 from $16,358 at August 31, 2010. Overall, our working capital deficit was $34,680 at November 30, 2010, an increase from $26,543 as of our fiscal year end.

The relatively small increase in the working capital deficit was as a result of the above noted substantial increase in accounts payable and accrued liabilities, yet having this increase offset by a reduction in loans payable – related party to $nil from $68,387 at fiscal year end, due to the settlement of debt through the issuance of stock, as per Note 6 to the financial statements.  The increase in accounts payable and accrued liabilities was as a result of the business combination described in Note 3 to the financial statements, whereby the August 31, 2010 amount reflects only the amounts of the Fresh subsidiary, and the November 30 amount includes amounts from Fresh (which remained consistent at $15,167), the ECH subsidiary ($5,033) and the parent, which amounted to $74,324.

As of the date of the filing of this report on Form 10-Q, we believe we have sufficient funds to undertake our current operations. We have sufficient funds to pay our current expenses as they come due, and the Company intends to focus on reducing its accounts payable amount owing. However should we execute growth in either sector of our operations, we will be required to raise additional capital in order to ramp up operations. At this time we cannot say how much additional capital may be required.

Should we determine that we need additional capital for expansion, or should there be a significant decrease in our revenues, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the three month period ended November 30, 2010, loss from operations totaled $23,350 on revenues of $90,139, as compared to a loss from operations of $4,225 on revenues of $110,506 in the three month period ending November 30, 2009.  The increase in the loss from operations in the current period is attributable almost entirely to an increase in professional fees from $113 in 2009 to $17,099 in 2010, due to costs at the parent company level associated with the acquisition of the Fresh subsidiary.  The above noted decrease in revenues from 110,506 (2009) to $90,139 (2010) was a direct result of certain flat fee, website development revenue earned in the period ended November 30, 2009, with no similar project based revenue occuring during the three month period ended November 30, 2010. Gross profits totaled $22,769 for the three months ended November 30, 2010, compared to $24,348 for the three months ended November 30, 2009, as a result of cost of goods sold declining concurrently with the decrease to top line sales. The Company’s net loss for the current three month period totaled $97,424, as compared to $4,225 in the three month period ended November 30, 2009 period, which increase was due almost entirely to a non-cash loss incurred on a related party debt settlement, as described in Note 6 to the financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of November 30, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of November 30, 2010, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2010:

1.
Lack of an independent audit committee or audit committee financial expert.  We do not presently have an audit committee or an audit committee financial expert. The lack of an audit committee or audit committee financial expert may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides one staff member.  This prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

Changes in Internal Control over Financial Reporting

As of November 30, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended November 30, 2010 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.

This assessment differs from that reported in the fourth quarterly period covered under our Form 10-K.  This change has ensued as a result of the acquisition of a subsidiary with substantial operations in this current quarter, and the subsequent increase in the extent of the requirements of our internal controls.

Due to a lack of personnel resources, we were not able to immediately take any action to remediate these material weaknesses.  We intend to implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended November 30, 2010, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

We are committed to improving our financial organization.   As part of this commitment, and as soon as funds are available to the Company, we will (1) appoint additional outside directors to our board of directors sufficient to form an audit committee who will undertake the oversight in the establishment and monitoring or required internal controls and procedures; and (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.  In particular, we anticipate having a permanent bookkeeper hired and performing all requisite functions for our next reporting period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

Except as noted below, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On October 20, 2010, the Company, Fresh Traffic Group Corp., a private Manitoba company (“Fresh”), and  Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) entered into a Share Exchange Agreement (the “Agreement”).  The Agreement provided for: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company and (b) the settlement of a total of $71,973 of debt on the balance sheet of Fresh by way of the issuance of up to 2,600,000 shares of common stock of the Company.   On October 26, 2010, the Company completed a closing (the “Closing”) of the Agreement, by the issuance of 8,000,000 shares (4,000,000 to Dmytro Hrytensko, 2,000,000 to Jeremy Booth, and 2,000,000 to Kim Lewis) of the common stock of the Company to the Fresh Shareholders, in exchange for all of the issued and outstanding shares of Fresh, as held by the Fresh Shareholders.  Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 2,400,000 shares of common stock of the Company were issued to Ocean Exploration Ltd. to settle CDN$71,973 (US$70,152) of debt on the balance sheet of Fresh.

The shares of common stock issued to Dmytro Hrytensko, Jerry Booth, Kim Lewis and Ocean Exploration were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Number	Description
2.1	Share Exchange Agreement by and among the Company, Errol Gillespie, Garey Reynolds and Estate Coffee Holdings Ltd., a Maryland corporation dated January 10, 2009.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iv)	Amended Articles of Incorporation dated October 20, 2010 reflecting name change to Fresh Traffic Group Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-K filed with the SEC on December 13, 2010.
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.1	Farm-Out Agreement dated July 9, 2007 between Dar Energy Inc. and SLAP, Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.2	Global Distribution Agreement dated January 29, 2010 between Coffee Solutions Ltd and Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
10.3	Letter of Intent between the Company, Fresh Traffic Group and the shareholders of Fresh Traffic Group executed August 14, 2010.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the SEC on August 20, 2010.
10.4	Share Exchange Agreement dated October 20, 2010 between the Company, Fresh Traffic Group Corp., and the shareholders of Fresh Traffic Group Corp.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on November 5, 2010.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH TRAFFIC GROUP INC.

Date:	January 21, 2011	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer (Principal Executive Officer, Principal Financial & Accounting Officer)