Form 10-Q
period 2011-02-28
Fresh Traffic Group Inc.
filed 2011-04-19
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

36,000,000 common shares outstanding as of April 11, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PART I

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information refer to the  consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010

Page

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

FRESH TRAFFIC GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

ASSETS	February 28, 2011 (Unaudited)	August 31, 2010
Current
Cash	$42,254	$11,785
Accounts receivable	43,602	28,526
GST receivable	5,255	-
Corporate tax refund	-	407
Inventory	510	-
Total Current Assets	91,621	40,718

Property, plant and equipment, net	7,287	8,837
Security deposit - Note 5	19,640	19,032
Total Assets	$118,548	$68,587

LIABILITIES
Current
Accounts payable and accrued liabilities	$103,373	$16,358
GST payable	2,198	1,548
Loan payable	19,166	-
Loan payable – related parties	-	68,387
Total Current Liabilities	124,737	86,293

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
36,000,000 and 8,000,000 common shares issued and outstanding at February 28, 2011 and August 31, 2010, respectively	36,000	8,000
Additional Paid-in Capital	101,101	(7,900)
Deficit	(148,028)	(20,667)
Accumulated other comprehensive income (loss)	4,738	2,861
Total Stockholders’ Equity (Deficit)	(6,189)	(17,706)
Total Liabilities and Stockholders’ Equity (Deficit)	$118,548	$68,587

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)
(Unaudited)

	Three Months ended February 28,		Six Months ended February 28,
	2011	2010	2011	2010

Service based sales	$142,123	$67,688	$232,262	$178,194
Cost of goods sold	69,550	60,450	136,920	146,608
Gross profit	72,573	7,238	95,342	31,586

Operating Expenses
Professional fees	14,971	-	32,070	113
Rent	22,211	18,574	41,065	37,346
Amortization	785	1,316	1,550	2,612
Investor relations	48,000	-	48,000	-
Other general and administrative expenses	9,291	7,168	18,692	15,560
Total operating expenses	95,258	27,058	141,377	55,631
Loss from operations	(22,685)	(19,820)	(46,035)	(24,045)

Other income and expense
Loss on debt settlement	-	-	(73,848)	-
Interest expense	(7,252)	-	(7,478)	-

Net Loss	$(29,937)	$(19,820)	$(127,361)	$(24,045)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	35,968,889	8,000,000	27,244,199	8,000,000

Comprehensive income (loss) gain:
Net loss	$(29,937)	$(19,820)	$(127,361)	$(24,045)
Foreign currency translation (loss) gain	2,356	(5)	1,877	352
Comprehensive Loss	$(27,581)	$(19,825)	$(125,484)	$(23,693)

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)
	Six months
	Ended February 28,
	2011	2010
Cash flows from operating activities
Net loss	$(127,361)	$(24,045)
Adjustment to reconcile net loss to cash used by operations:
Amortization	1,550	2,612
Loss on debt settlement	73,848	-
Investor relations paid by common stock	48,000	-
Accrued interest	532	-
Accounts receivable	(12,391)	2,613
GST receivable	(1,043)	-
GST payable	512	480
Corporate tax refund	-	(936)
Corporate tax payable	425	-
Accounts payable and accrued liabilities	39,458	-
Net cash provided by (used) in operating activities	23,530	(19,276)

Cash flows from Financing Activities
Proceeds from business combination	145	-
Proceeds from loan payable	4,374	14,166
Proceeds from loan – related parties	-	6,807
Repayment of loan – related parties	(44)	-
Net cash provided by financing activities	4,475	20,973

Effect of currency rate change on cash	2,464	(300)
Increase (decrease) in cash during the period	30,469	1,397
Cash, beginning of period	11,785	15,829

Cash, end of period	$42,254	$17,226

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued in settlement of debt	$70,152	$-

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2011

Note 1- Basis of presentation

Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp) (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.

The business of the Company is undertaken by its two wholly owned subsidiaries, Fresh Traffic Group Corp. and Estate Coffee Holdings Ltd.   The Company’s year-end is August 31.

The Company is no longer in the development stage, as a result of the October 26, 2010 acquisition of Fresh Traffic Group Corp., resulting in significant consolidated revenues from planned operations.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine-for-one in the form of a special stock distribution to stockholders of record as of November 2, 2009. The effective date for the distribution to stockholders was November 9, 2009, subject to approval from FINRA to the transfer agent to complete the distribution.  The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts for all periods presented, and in all shares and per share data in the financial statements.

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operates as a Wholly-owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum.  DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement, ECH became a wholly-owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010, which is the closing date of the transaction. Subsequently, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review.  As a result, the acquisition of DTS8 Holdings Co. Ltd. by the Company’s wholly owned subsidiary ECH was cancelled with return of the 900,000 shares held by Mr. Tan to treasury. The Company and the shareholders of ECH did not cancel the transaction whereby the Company acquired ECH, and ECH remains a wholly owned subsidiary of the Company. On February 8, 2010, the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. Currently there is no activity being undertaken by ECH as the Company does not have sufficient funding at this time to fund operations.

On October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc. due to the acquisition of Fresh Traffic Group Corp., which was acquired as an operating subsidiary as detailed below.  Fresh Traffic Group Corp.  has revenues and will be the primary operating subsidiary of the Company until the coffee business is further developed.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2011

Note 1- Basis of presentation (continued)

On October 26, 2010, the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) which was entered into between the Company, Fresh Traffic Group Corp. (“Fresh Corp”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) on October 20, 2010. The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh Corp owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh Corp by way of the issuance of up to 2,400,000 shares of common stock of the Company to an creditor of Fresh Corp. who was an unrelated third party creditor. (Ref  Note – 3)

On November 12, 2010, the Company received the resignation of Mr. Errol Gillespie as a Director and Officer (President, Chief Financial Officer, Secretary-Treasurer / Principal Executive Officer, Principal Financial Officer) of the Company and appointed Mr. Jeremy Booth as the President of the Company, following a change in control of the Company.

On February 24, 2011, Mr. Jeremy Booth was appointed Treasurer of the Company and Ms. Kimberly Lewis was appointed as Secretary.

The interim consolidated financial statements present the balance sheet, statements of operations and cash flows of the Company and its wholly-owned subsidiaries, ECH and Fresh Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition - Revenue is recognized on the products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  The Company’s revenue is primarily generated through term-based contracts with clients that require a flat monthly fee for services rendered on a monthly basis, depending on the service level provided under the contract. We recorded the service revenue on a straight line basis over the contract period.

Cash and Cash Equivalents- For purposes of the statement of cash flow, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Accounts Receivable and accounting for bad debt and allowance- Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at February 28, 2011 and 2010 are Nil.

Property, Plant, and Equipment - Property, plant and equipment are stated at historical cost. Amortization is provided annually at rates calculated to write-off the cost of the assets over their estimated useful lives at the following rates:

•	Furnishings – 20% declining balance method
•	Computer equipment – 55% declining balance method

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2011

Note 2 – Summary of Significant Accounting Policies (continued)

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

No significant realized exchange gains or losses were recorded to February 28, 2011.

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

The Company has two operating subsidiaries, each of which operates in a different line of business.   Fresh Corp. earned revenues from services totaling $232,262 during the six month period ended February 28, 2011, which amount accounts for 100% of the revenues reported on the Company's consolidated statements of operations.  Fresh Corp.'s operations consist primarily of internet sales and web-based consulting services.  The Company's other wholly-owned subsidiary ECH has minimal operations in the coffee industry, consisting primarily of internet sales of coffee direct to the consumer.  During the six month period ended February 28, 2011 ECH earned no revenue and incurred no expenses.  As a result of the fact that substantially all of the revenues and expenses reported during the current and prior six month periods ending February 28, 2011 were attributable to the subsidiary Fresh Corp., the Company has not provided a tabular representation of revenues and expenses earned and incurred from each operating segment.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-29 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company has determined that as at February 28, 2011,  ASU does not have any impact on its financial position or results of operations .

Note 3 – Business Combination

On October 26, 2010, the Company completed a closing (the “Closing”) of the Agreement, by the issuance of 8,000,000 shares of the common stock of the Company to the Fresh Shareholders, in exchange for all of the issued and outstanding shares of Fresh Corp, as held by the Fresh Shareholders.  Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 2,400,000 shares of common stock of the Company were issued to an unrelated creditor to settle CDN$71,973 (US$ 70,152)  of debt on the balance sheet of Fresh Corp.

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

The business combination was accounted for as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, which provides that the “acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the acquisition has been accounted for as a recapitalization, and, for accounting purposes, Fresh Corp is considered the acquirer in a reverse acquisition. The historical financial statements for the fiscal year ended August 31, 2010 and prior to October 26, 2010 in this quarterly report are those of Fresh Corp.

The Company’s historical accumulated deficit for the periods prior to October 26, 2010, in the amount of $231,800, was eliminated against additional paid in capital, and the accompanying financial statements present the previously issued shares of the Company’s common stock as having been issued pursuant to the acquisition on October 26, 2010.

Note 4 – Accounts Receivable

The Company’s accounts receivable consists solely of trade receivables totaling $43,602 as of February 28, 2011 and $28,526 at August 31, 2010.

Note 5 – Loan Payable

During the six month period ended February 28, 2011, the Company obtained unsecured demand loans for $4,374 at an annual interest rate of 8%. Interest expense incurred and associated with the demand loans amounted to $532 during the six month period ended February 28, 2011.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2011

Note 6 – Lease Agreement

On November 1, 2008, the Company’s subsidiary, Fresh Corp. leased office space in Winnipeg, Manitoba, Canada for five years for monthly rental payments of USD$6,530 (CAD$6,380) per month including estimated operating costs and applicable taxes.   Lease Commitments – following five years:

2011	$39,180
2012	78,360
2013	78,360
2014	13,060
$208,960

Under the terms of the above noted lease, Fresh Corp. was required to provide a security deposit totaling $19,640 (CAD$21,031) equivalent to 6 months of rent and operating costs.  The security deposit is held by the Landlord without interest and shall be returned to Fresh Corp. without interest within sixty (60) days after the expiry of the lease or earlier termination of the term; or, at the Landlord’s option, shall be applied by the Landlord on account of the last month’s rent.  The amount is included on the consolidated balance sheets of the Company as "Security Deposit."

Note 7 – Common Stock

On October 26, 2010, the Company issued 8,000,000 shares of the common stock of the Company to the Fresh Shareholders pursuant to the share exchange agreement. (Ref Note 3)

Furthermore, as part of a debt settlement arrangement included as part of the exchange agreement, a total of 2,400,000 shares of common stock of the Company were issued to an unrelated third party creditor of Fresh Corp. to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh Corp. The issuance of 2,400,000 shares of common stock was valued at the market value of the stock on the date of issue which was $0.06 per stock. As a result, the Company recorded a loss on settlement of debt of $73,848 which amount reflects the different between the book value of the loan payable and the market value of the 2,400,000 shares issued on the date of settlement.

On December 7, 2010, the Company entered into a one-year agreement with a marketing company. Under the agreement, the marketing company is engaged to assist in the development and dissemination of the corporate information to various parties to further our business and opportunities. The Company agrees to make a twelve month commitment to pay the following non-refundable fees: (i) the sum of 800,000 restricted shares of common stock of the Company (the “Shares”) with 400,000 Shares payable six months from the execution date of the agreement. 400,000 restricted shares were issued on Dec 8, 2010. The issuance of 400,000 shares of common stock was valued at the market value of the stock on the issuance date. As a result, the Company recorded investor relations expense of $48,000 during the six month period ended February 28, 2011.

Note 8 – Related Party Transactions

During the six month period ended February 28, 2011, the Company paid to Mr. Jeremy Booth, the President of the Company, USD$15,311 (CAD$15,454) in respect to his providing comparable search engine optimization and internet marketing services. These fees were recorded as cost of goods sold.

Note 9 – Subsequent Events

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

During June, 2010, upon receipt of final documentation with respect to acquisition of ECH noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second company incorporated in China, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 agreed to cancel the acquisition of DTS8 effective May 31, 2010 and all shares issued in respect of the transaction issued to Mr. Tan were canceled and returned to treasury.  ECH remains a wholly-owned subsidiary of the Company and continues to operate in the coffee business.

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

On October 20, 2010, the Company, Fresh Traffic Group Corp., a private Manitoba company (“Fresh”), and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) entered into a Share Exchange Agreement (the “Agreement”).  The Agreement provided for: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company and (b) the settlement of a total of $71,973 of debt on the balance sheet of Fresh by way of the issuance of up to 2,600,000 shares of common stock of the Company to an unrelated creditor of Fresh Corp.. As a result of this agreement, on October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc., as Fresh Traffic Group Corp. has revenues and will be the primary operating subsidiary of the Company until such time as the coffee business is further developed.

On October 26, 2010, the Company completed a closing of the Agreement, by the issuance of 8,000,000 shares of the common stock of the Company to the Fresh Shareholders, in exchange for all of the issued and outstanding shares of Fresh, as held by the Fresh Shareholders.  Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 2,400,000 shares of common stock of the Company were issued to an unrelated third party creditor to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh.

The Company has experienced losses due to its operations as a public company.  Management is currently reviewing these losses in comparison to its operations when private, to determine the value of having a public listing.

Current Operations

The Company’s primary business consists of the operations as undertaken by Fresh, a wholly-owned subsidiary, those being the provision of internet marketing and search engine optimization (“SEO”) services to a diversified customer base.

At present, the coffee operations in the Company’s other wholly owned subsidiary, ECH, represents less than 1% of our revenues, and therefore a segmentation of our operations has not been provided.

Liquidity & Capital Resources

As of February 28, 2011, our cash balance was $42,254, as compared to $11,785 for the fiscal year ended August 31, 2010.   Accounts Receivable increased to $48,857 as at which includes $5,255 goods and services tax receivable from the Canadian Government and $43,602 in  cusomter receivables, compared to $28,526 at August 31, 2010.  Accounts Payable and accrued payables increased to $103,373 from $16,358 at August 31, 2010. Overall, our working capital deficit was $33,116 at February 28, 2011, a decrease from $45,575 as at our fiscal year end.

The decrease in the working capital deficit was as a result of the increase in cash and accounts receivables due to increased business.  The increase in accounts payable and accrued payables was as a result of the business combination described in Note 3 to the financial statements, whereby the August 31, 2010 amount reflects only the amounts of the Fresh subsidiary, and the February 28 amount includes amounts from Fresh Corp., the ECH subsidiary ($5,033) and the Company.

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

Results of Operations

For the six month period ended February 28, 2011, loss from operations totaled $46,035 on gross sales of $232,262, less costs of goods sold totaling $136,920 resulting in gross profits of $95,342, as compared to a loss from operations of $24,045 on gross sales of $178,194, less costs of goods sold totaling $146,608, resulting in gross profit $ 31,586 in the six month period ending February 28, 2010. Sales increased during the periods based on the fact that the Company is becoming further recognized in the industry and the fact that the market for advertising is shifting to a digital format making the Company’s services more desirable and in demand.  Cost of goods sold decreased due to the Company’s costs related to renegotiating or acquiring new customers as the Company did not have the same promotional and startup costs.  The increase in the loss from operations in the current period is attributable almost entirely to an increase in professional fees from $113 in 2010 to $32,070 in 2011,  and an increase in investor relations from $nil in 2010 to $48,000 in 2011, both due to costs at the parent company level associated with the acquisition of the Fresh subsidiary.  Gross profits were $31,586 for the six months in 2010, compared to $95,342, as a result of  increased sales of $54,068 and a decrease in cost of goods sold from $146,608 (2010) to $136,920 (2011). The Company’s gross sales for the three month period ending February 28, 2011 increased by 110% over the reported gross sales for November 30, 2010.  This increase in sales resulted in gross profits of $72,573 representing more than 10 times the gross profits reported for the three month period ended November 30, 2010.   Year to year for the periods ended February 28, 2011 as compared to February 28, 2010 there was a gross profit increase  of $95,342 (2011) or over 300%  as compared to $31,586 (2010).  The Company’s net loss for the current six month period was $127,361, as compared to $$24,045 in the 2010 period, which increase was due almost entirely to a non-cash loss incurred on a related party debt settlement, and the increased losses from operations as a result of the increased operating expenses at the parent company level.  The Company notes that the  Company’s losses, relate to fees and other items as represented by the costs of being public.

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

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of February 28, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of February 28, 2011, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2011:

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

Changes in Internal Control over Financial Reporting

As of February 28, 2011, management assessed the effectiveness of our internal control over financial reporting  (“ICFR”) and based on that evaluation, they concluded that during the quarter ended February 28, 2011 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.

This assessment differs from that reported in the fourth quarterly period covered under our Form 10-K.  This change has ensued as a result of the acquisition of a subsidiary with substantial operations in this current quarter, and the subsequent increase in the extent of the requirements of our internal controls.

Due to a lack of personnel resources, we are not able to immediately take any action to remediate these material weaknesses.  We intend to implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended February 28, 2011, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

We are committed to improving our financial organization.   As part of this commitment, as soon as funds are available to the Company, we will (1) appoint additional outside directors to our board of directors sufficient to form an audit committee who will undertake the oversight in the establishment and monitoring or required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.  In particular, we anticipate having a permanent bookkeeper hired and performing all requisite functions for our next reporting period.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s annual report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

On December 7, 2010, the Company entered into a one-year agreement with a marketing company. Under the agreement, the marketing company is engaged to assist in the development and dissemination of the corporate information to various parties to further our business and opportunities. The Company agreed to make a twelve month commitment to pay the following non-refundable fees: (i) the sum of 800,000 restricted shares of common stock of the Company (the “Shares”) with 400,000 Shares payable six months from the execution date of the agreement. 400,000 restricted shares were issued on Dec 8, 2010. The issuance of 400,000 shares of common stock was value at the market value of the stock on the issuance date.
The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of  the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.               REMOVED AND RESERVED

ITEM 5.               OTHER INFORMATION

Not Applicable

ITEM 6.               EXHIBITS

Number	Description
2.1	Share Exchange Agreement by and among the Company, Errol Gillespie, Garey Reynolds and Estate Coffee Holdings Ltd., a Maryland corporation dated January 10, 2009.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iv)	Amended Articles of Incorporation dated October 20, 2010 reflecting name change to Fresh Traffic Group Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-K filed with the SEC on December 13, 2010.
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008

Number	Description
10.1	Global Distribution Agreement dated January 29, 2010 between Coffee Solutions Ltd and Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
10.2	Letter of Intent between the Company, Fresh Traffic Group and the shareholders of Fresh Traffic Group executed August 14, 2010.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the SEC on August 20, 2010.
10.3	Share Exchange Agreement dated October 20, 2010 between the Company, Fresh Traffic Group Corp., and the shareholders of Fresh Traffic Group Corp.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on November 5, 2010.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH TRAFFIC GROUP INC.

Date:	April 19, 2011	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer (Principal Executive Officer, Principal Financial & Accounting Officer)