Form 10-Q/A
period 2011-02-28
Fresh Traffic Group Inc.
filed 2011-04-26
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On April 19, 2011, Fresh Traffic Group Inc. a Nevada corporation, (the “Registrant”), filed its Quarterly Report on Form 10-Q (“Form 10-Q”) for the period ended February 28, 2011. The Registrant is filing this Amendment No. 1 to Form 10-Q (“Amendment No. 1”) to revise certain information under Item 2. Results of Operations.  In a review of the filing management noted an error in the dates of the comparable periods which impacts on the disclosure provided and therefore is revising its disclosure to amend such dates. Amendment No. 1 does not reflect events occurring after the date of the Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the six month period ended February 28, 2011, loss from operations totaled $46,035 on gross sales of $232,262, less costs of goods sold totaling $136,920 resulting in gross profits to $95,342, as compared to a loss from operations of $24,045 on gross sales of $178,194, less costs of goods sold totaling $146,608, resulting in gross profit $ 31,586 in the six month period ending February 28, 2010. Sales increased during the periods based on the fact that the Company is becoming further recognized in the industry and the fact that the market for advertising is shifting to a digital format making the Company’s services more desirable and in demand.  Cost of goods sold decreased due to the Company’s costs related to renegotiating or acquiring new customers as the Company did not have the same promotional and startup costs.  The increase in the loss from operations in the current period is attributable almost entirely to an increase in professional fees from $113 in 2010 to $32,070 in 2011,  and an increase in investor relations from $nil in 2010 to $48,000 in 2011, both due to costs at the parent company level associated with the acquisition of the Fresh subsidiary.  Gross profits were $31,586 for the six months in 2010, compared to $95,342, as a result of  increased sales of $54,068 and a decrease in cost of goods sold from $146,608 (2010) to $136,920 (2011). The Company’s gross sales for the three month period ending February 28, 2011 increased by 110% over the reported gross sales for February 28, 2010.  This increase in sales resulted in gross profits to $72,573 representing more than 10 times the gross profits reported for the three month period ended February 28, 2010.   Year to year for the periods ended February 28, 2011 as compared to February 28, 2010 there was a gross profit increase to$95,342 (2011) or over 200%  as compared to $31,586 (2010).  The Company’s net loss for the current six month period was $127,361, as compared to $$24,045 in the 2010 period, which increase was due almost entirely to a non-cash loss incurred on a related party debt settlement, and the increased losses from operations as a result of the increased operating expenses at the parent company level.  The Company notes that the Company’s losses, relate to fees and other extraordinary items as represented by the costs of being public.

ITEM 6. EXHIBITS

Number	Description
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH TRAFFIC GROUP INC.

Date:	April 26, 2011	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer (Principal Executive Officer, Principal Financial & Accounting Officer)

2