Form 10-Q
period 2011-05-31
Fresh Traffic Group Inc.
filed 2011-07-13
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

36,000,000 common shares outstanding as of July 11, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended May 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010

Page

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-9

FRESH TRAFFIC GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

ASSETS	May 31, 2011 (Unaudited)	August 31, 2010
Current
Cash	$37,808	$11,785
Accounts receivable	61,916	28,526
GST receivable	7,092	-
Corporate tax refund	-	407
Inventory	510	-
Total Current Assets	107,326	40,718

Property, plant and equipment, net	6,479	8,837
Security deposit - Note 6	19,640	19,032
Total Assets	$133,445	$68,587

LIABILITIES
Current
Accounts payable and accrued liabilities	$98,260	$16,358
GST payable	5,958	1,548
Loan payable	20,114	-
Loan payable – related parties	-	68,387
Total Current Liabilities	124,332	86,293

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
36,000,000 and 8,000,000 common shares issued and outstanding at May 31, 2011 and August 31, 2010, respectively	36,000	8,000
Additional Paid-in Capital	101,101	(7,900)
Deficit	(132,332)	(20,667)
Accumulated other comprehensive income (loss)	4,344	2,861
Total Stockholders’ Equity (Deficit)	9,113	(17,706)
Total Liabilities and Stockholders’ Equity (Deficit)	$133,445	$68,587

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)
(Unaudited)

	Three Months ended May 31,		Nine Months ended May 31,
	2011	2010	2011	2010

Service based sales	$186,617	$75,169	$418,879	$253,363
Cost of goods sold	109,968	69,465	246,888	216,073
Gross profit	76,649	5,704	171,991	37,290

Operating Expenses
Professional fees	6,320	2,282	38,390	2,395
Rent	21,848	18,836	62,913	56,182
Amortization	808	1,351	2,358	3,963
Investor relations	-	-	48,000	-
Other general and administrative expenses	27,148	6,481	45,840	22,041
Total operating expenses	56,124	28,950	197,501	84,581
Income (loss) from operations	20,525	(23,246)	(25,510)	(47,291)

Other income and expense
Loss on debt settlement	-	-	(73,848)	-
Interest expense	(4,829)	-	(12,307)	-

Net Income (Loss)	$15,696	$(23,246)	$(111,665)	$(47,291)

Basic and diluted loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	36,000,000	8,000,000	30,194,872	8,000,000

Comprehensive income (loss) gain:
Net income (loss)	$15,696	$(23,246)	$(111,665)	$(47,291)
Foreign currency translation (loss) gain	(394)	412	1,483	764
Comprehensive income (loss)	$15,302	$(22,834)	$(110,182)	$(46,527)

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Nine months
	2011	2010
Cash flows from operating activities
Net loss	$(111,665)	$(47,291)
Adjustment to reconcile net loss to cash provided by (used in) operations:
Amortization	2,358	3,963
Loss on debt settlement	73,848	-
Investor relations paid by common stock	48,000	-
Accrued interest	850	-
Accounts receivable	(30,608)	19,563
GST receivable	(1,519)	(212)
GST payable	2,877	166
Corporate tax refund	-
Corporate tax payable	431	(936)
Accounts payable and accrued liabilities	34,891
Net cash provided by (used in) operating activities	19,463	(24,747)

Cash flows from Investing Activities
Furniture and equipment purchase	(320)	-
Net cash provided by (used in) investing activities	(320)	-

Cash flows from Financing Activities
Proceeds from business combination	145	-
Proceeds from loan payable	4,374	14,328
Proceeds from loan – related parties	885	6,807
Repayment of loan – related parties	(46)	-
Net cash provided by financing activities	5,358	21,135

Effect of currency rate change on cash	1,522	716

Increase (decrease) in cash during the period	26,023	(2,896)
Cash, beginning of period	11,785	15,829

Cash, end of period	$37,808	$12,933

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued in settlement of debt
	$70,152	$-

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2011

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
For the nine months ended May 31, 2011

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

Accounts Receivable and accounting for bad debt and allowance- Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at May 31, 2011 and August 31, 2010 are Nil.

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
For the nine months ended May 31, 2011

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

No significant realized exchange gains or losses were recorded to May 31, 2011.

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

The Company has two operating subsidiaries, each of which operates in a different line of business. Fresh Corp. earned revenues from services totaling $418,879 during the nine month period ended May 31, 2011, which amount accounts for 100% of the revenues reported on the Company's consolidated statements of operations. Fresh Corp.'s operations consist primarily of internet sales and web-based consulting services. The Company's other wholly-owned subsidiary ECH has minimal operations in the coffee industry, consisting primarily of internet sales of coffee direct to the consumer. During the nine month period ended May 31, 2011 ECH earned no revenue and incurred no expenses. As a result of the fact that substantially all of the revenues and expenses reported during the current and prior nine month periods ending May 31, 2011 were attributable to the subsidiary Fresh Corp., the Company has not provided a tabular representation of revenues and expenses earned and incurred from each operating segment.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company has determined that as at May 31, 2011, this ASU does not have any impact on its financial position or results of operations.

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

Note 4 – Accounts Receivable

The Company’s accounts receivable consists solely of trade receivables totaling $61,916 as of May 31, 2011 and $28,526 at August 31, 2010.

Note 5 – Loan Payable

During the nine month period ended May 31, 2011, the Company obtained unsecured demand loans for $4,374 at an annual interest rate of 8%. Interest expense incurred and associated with the demand loans amounted to $850 during the nine month period ended May 31, 2011.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2011

Note 6 – Lease Agreement

On November 1, 2008, the Company’s subsidiary, Fresh Corp. leased office space in Winnipeg, Manitoba, Canada for five years for monthly rental payments of USD$6,532 (CAD$6,380) per month including estimated operating costs and applicable taxes. Lease Commitments – following five years:

2011	$19,596
2012	78,384
2013	78,384
2014	13,064
$189,428

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

Note 7 – Common Stock

On October 26, 2010, the Company issued 8,000,000 shares of the common stock of the Company to the Fresh Shareholders pursuant to the share exchange agreement. (Ref Note 3)

Furthermore, as part of a debt settlement arrangement included as part of the exchange agreement, a total of 2,400,000 shares of common stock of the Company were issued to an unrelated third party creditor of Fresh Corp. to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh Corp. The issuance of 2,400,000 shares of common stock was valued at the market value of the stock on the date of issue which was $0.06 per share. As a result, the Company recorded a loss on settlement of debt of $73,848 which amount reflects the different between the book value of the loan payable and the market value of the 2,400,000 shares issued on the date of settlement.

On December 7, 2010, the Company entered into a one-year agreement with a marketing company. Under the agreement, the marketing company is engaged to assist in the development and dissemination of the corporate information to various parties to further our business and opportunities. The Company agrees to make a twelve month commitment to pay the following non-refundable fees: (i) the sum of 800,000 restricted shares of common stock of the Company (the “Shares”) with 400,000 restricted shares payable upon the execution date of the agreement and 400,000 restricted shares payable six months from the execution date of this agreement. 400,000 restricted shares were issued on Dec 8, 2010. The issuance of 400,000 shares of common stock was valued at the market value of the stock on the issuance date. As a result, the Company recorded investor relations expense of $48,000 during the nine month period ended May 31, 2011.

Note 8 – Related Party Transactions

During the nine month period ended May 31, 2011, the Company paid to Mr. Jeremy Booth, the President of the Company, USD$29,900 (CAD$29,755) for the provision of comparable search engine optimization and internet marketing services. These fees were recorded as cost of goods sold.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2011

Note 9 – Subsequent Events

On July 1, 2011, the Company determined to divest its ownership of ECH to its sole officer and director. The Company is currently negotiating the terms of the disposition.

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

On February 8, 2010 the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. It is under ECH, a wholly-owned subsidiary of the Company, that we will undertake the majority of the business activities in the coffee industry. On July 1, 2011, the Company determined to divest its ownership of ECH to its sole officer and director. The Company is currently negotiating the terms of the disposition.

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

On October 20, 2010, the Company, Fresh Traffic Group Corp., a private Manitoba company (“Fresh”), and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) entered into a Share Exchange Agreement (the “Agreement”).  The Agreement provided for: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company and (b) the settlement of a total of $71,973 of debt on the balance sheet of Fresh by way of the issuance of up to 2,600,000 shares of common stock of the Company to an unrelated creditor of Fresh Corp. As a result of this agreement, on October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc., as Fresh Traffic Group Corp. has revenues and will be the primary operating subsidiary of the Company until such time as the coffee business is further developed.

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

Current Operations

The Company’s primary business consists of the operations as undertaken by Fresh, a wholly-owned subsidiary, those being the provision of internet marketing and search engine optimization (“SEO”) services to a diversified customer base.  The Company is pleased to have its wholly owned subsidiary, Fresh Traffic Group Corp. show significant gains quarter over quarter and year to date cumulative results.   The nine months sales improvement is due to a number of position factors.  New customers who have entered into contract and contract renewals with existing customers who have entered into renewals and in some cases have increased the service requirements under their contracts, thus generating additional revenue.

At present, the coffee operations in the Company’s other wholly owned subsidiary, ECH, represents less than 1% of our revenues, and therefore a segmentation of our operations has not been provided.  As at the date of this filing, the Company is in negotiation to dispose of ECH to its current management.   The Company does not expect to be able to raise any funds for the coffee business as its operations and growth initiative at this time is directed to its other wholly owned subsidiary, Fresh Traffic Group Corp.

Liquidity & Capital Resources

As of May 31, 2011, our cash balance was $37,808, as compared to $11,785 for the fiscal year ended August 31, 2010.   Accounts Receivable increased to $69,008 as at which includes $7,092 goods and services tax receivable from the Canadian Government and $61,916 in customer receivables, compared to $28,526 at August 31, 2010.   We have total current assets of $107,326 as at May 31, 2011 as compared to total current assets of $40, 718 at August 31, 2010.   This increase is related primarily to an increase in cash and accounts receivable for May 31, 2011 over August 31, 2010.  The increase in accounts receivable is related to the growth in sales for the nine month period ended May 31, 2011.

Accounts Payable and accrued payables increased to $98,260 from $16,358 at August 31, 2010, due to an increase in liabilities related to our corporate operations for our public reporting requirements as compared to August 31, 2010 when the Company was a private company and an increase in loans payable from nil (August 31, 2010) to $20,114 for the nine month period ended May 31, 2011 which again relates to the operations of the reporting issuer.

Due to the operations of our operating subsidiary, Fresh Traffic Group Corp. we have current working capital deficit of $17,006 as compared to a deficit of $45,575 as at August 31, 2010.   Sales have increased and Fresh Traffic is continuing to sign new customers in addition to maintaining its existing client business.

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

Results of Operations

For the nine month period ended May 31, 2011, loss from operations totaled ($25,510) on gross sales of $418,879, less costs of goods sold totaling $246,888 resulting in gross profits of $171,991, as compared to a loss from operations of $47,291 on gross sales of $253,363, less costs of goods sold totaling $216,073, resulting in gross profit $ 37,290 in the nine month period ending May 31, 2010. Sales increased during the periods based on the fact that the Company is becoming further recognized in the industry and the fact that the market for advertising is shifting to a digital format making the Company’s services more desirable and in demand.  Margin profit increased due to the Company’s costs related to renegotiating or acquiring new customers as the Company did not have the same promotional and startup costs.  While costs of operations increased in the current period were attributable almost entirely to an increase in professional fees from $2,395 in 2010 to $38,390 in 2011,  and an increase in investor relations from $nil in 2010 to $48,000 in 2011, both due to costs at the parent company level associated with the acquisition of the Fresh subsidiary.  Gross profits were $37,290 for the nine months in 2010, compared to $171,991, as a result of increased sales of $165,516 with increased margin profit from 14% (2010) to 41% (2011).

The Company’s gross sales for the three month period ending May 31, 2011 increased by 148% over the reported gross sales for May 31, 2010.  This increase in sales resulted in gross profits of $76,649 representing more than 10 times the gross profits of $5,704 reported for the three month period ended May 31, 2010.

The Company had net income of $15,696 for the three months ended May 31, 2011 as compared to a loss of ($23,246) for the comparable three month period ended May 31, 2010.   The Company’s net loss for the current nine month period was ($111,665), as compared to ($47,291) in the 2010 period, which increase was due almost entirely to a non-cash loss incurred on a related party debt settlement, and the increased losses from operations as a result of the increased operating expenses at the parent company level.  The Company notes that the Company’s losses for the nine month period, relate to fees as represented by the costs of being public.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of May 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2011, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2011:

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

Changes in Internal Control over Financial Reporting

As of May 31, 2011, management assessed the effectiveness of our internal control over financial reporting  (“ICFR”) and based on that evaluation, they concluded that during the quarter ended May 31, 2011 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.

This assessment differs from that reported in the fourth quarterly period covered under our Form 10-K.  This change has ensued as a result of the acquisition of a subsidiary with substantial operations in this current quarter, and the subsequent increase in the extent of the requirements of our internal controls.

Due to a lack of personnel resources, we are not able to immediately take any action to remediate these material weaknesses.  We intend to implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended May 31, 2011, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

FRESH TRAFFIC GROUP INC.

Date:	July 12, 2011	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer (Principal Executive Officer, Principal Financial & Accounting Officer)