Form 10-K
period 2011-08-31
Fresh Traffic Group Inc.
filed 2011-12-14
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $00.13 on February 23, 2011 which is the closest trading day to the  last trading day of the second quarter, was approximately $3,640,000 as of February 28, 2011 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

36,000,000 common shares outstanding as of December 10, 2011

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

none

FRESH TRAFFIC GROUP INC.

PART I

ITEM 1.              BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2011, that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see "Forward-Looking Statements" under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

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

On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. (“CSL”) whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee.  The distribution agreement is temporarily on hold while ECH completes the acquisition of the trademark and license agreement from the Coffee Industry Board.    The Company has assigned this agreement to ECH with the divestiture of ECH on July 1, 2011.

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

On July 1, 2011, the Company entered into an agreement with the officer and director of ECH, whereby the Company transferred all of the issued and outstanding shares of ECH as no revenue has been generated and no revenue is expected to be generated from those operations in the immediate future.

The Company’s business consists of the operations as undertaken by Fresh, a wholly-owned subsidiary, those being the provision of internet marketing and search engine optimization (“SEO”) services to a diversified customer base.

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

The Company currently operates from executive office space in Winnipeg, Manitoba, Canada for which they pay a rental of $6,454 ($6,423.56CDN) per month. We believe that the foregoing arrangements are sufficient for our current operational needs.

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

ITEM 4.               REMOVED AND RESERVED

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “FTGC”.Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended August 31, 2011 and August 31, 2010.

Quarter	High ($)	Low ($)
4th Quarter ended 8/31/2011	0.145	0.025
3rd Quarter ended 5/31/2011	0.11	0.022
2nd Quarter ended 2/28/2011	0.20	0.08
1st Quarter ended 11/30/2010	0.13	0.04

4th Quarter ended 8/31/2010	0.30	0.09
3rd Quarter ended 5/31/2010	0.80	0.30
2nd Quarter ended 2/28/2010	0.70	0.07
1st Quarter ended 11/30/2009	0.0167	0.0167

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of November 29, 2011, there were 28 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Liquidity & Capital Resources

As of August 31, 2011, our cash balance was $44,538, as compared to $11,785 for the fiscal year ended August 31, 2010. The increase to cash on hand as at August 31, 2011 is substantially due to an increase in sales during the most recently completed fiscal year. Accounts Receivable decreased to $18,204 as at August 31, 2011compared to $25,535 in accounts receivables as at August 31, 2010. The decrease to accounts receivable is directly related to the Company'sincreased success during the most recently completed fiscal year in collecting accounts due immediately upon delivery of invoices to customers to whom we are providing recurring monthly services.  We have total current assets of $69,998 as at August 31, 2011 as compared to total current assets of $37,727 at August 31, 2010. This increase is related primarily to an increase in cash for August 31, 2011 over August 31, 2010.

Accounts Payable and accrued payables increased to $131,503 as at August 31, 2011 from $16,358 at August 31, 2010.  Loans payable of $68,387 as at August 31, 2010, were settled by the issuance of 2,400,000 shares of common stock concurrent with a Share Exchange Agreement which closed on Otober 26, 2010 with Fresh Traffic Group Corp. and certain other individuals, decreased over the comparative period to$17,199 for the fiscal year ended August 31, 2011(Refer to Note 1 – Nature and Continuance of Operations for further details).   The increase to accounts payable and  amounts incurred in the current year as loans payable are both due to an increase in liabilities related to our corporate operations to fulfil our public reporting requirements as compared to August 31, 2010 when the Company was a private company and had no reporting obligations.  The Company’s liabilities mainly relate to the obligations of the parent corporation and the subsidiary corporation has determined that the funds to pay these obligations cannot currently come from its operations as it would leave insufficient funds for operations of the day to day business.  Therefore, the Company will be required to raise funds either by loans or by the sale of equity.   To date, the Company has been unable to raise sufficient funds to pay its parent obligations as they become due.   Management is reviewing the viability of remaining as a reporting entity and various options for other acquisitions.

Due to the increased operations of our operating subsidiary, Fresh Traffic Group Corp. we have a working capital deficit as at August 31, 2011 of $86,900 as compared to a deficit of $48,424 as at August 31, 2010. Sales have increased and Fresh is continuing to sign new customers in addition to maintaining its existing client business.

The continual costs for maintaining the Company’s public reporting status are eroding the profitability of the Company’s subsidiary, however, the Company has sufficient funds to continue operations without seeking additional capital other than by the way of short term loans to fund expenditures for reporting requirements.

As of the date of the filing of this report on Form 10-K, we believe we have sufficient funds to undertake our current operations. We have sufficient funds to pay our current expenses as they come due, and the Company intends to focus on reducing its accounts payable amount owing. However should we execute growth in our operations, we will be required to raise additional capital in order to ramp up operations. At this time we cannot say how much additional capital may be required.

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

Results of Operations

For the fiscal year ended August 31, 2011, loss from operations totaled ($86,661) on gross sales of $539,884, less costs of goods sold totaling $369,528 resulting in gross profits of $170,356, as compared to a loss from operations of ($43,497) on gross sales of $383,344, less costs of goods sold totaling $287,423, and gross profits of $95,921 for the fiscal year ended August 31, 2010. Sales increased during the periods based on the fact that the Company is becoming further recognized in the industry and the fact that the market for advertising is shifting to a digital format making the Company’s services more desirable and in demand. Profit margins increased due to the Company’s costs related to renegotiating or acquiring new customers as the Company did not have the same promotional and startup costs. While costs of operations increased in the fiscal year ended August 31, 2011 due to an increase in professional fees from $4,262 in 2010 to $42,446 in 2011, and an increase in general and administrative expenses from $110,438 for the fiscal year ended August 31, 2010 to $211,476 for the fiscal year ended August 31, 2011, in the most part due to  investor relations costs increasing from $nil in 2010 to $76,000 in 2011, both of these increases to the costs of operations were due to costs at the parent company level in part associated with the acquisition of the Fresh subsidiary and also increased costs of operations for maintaining the Company’s reporting status.

The Company’s gross sales for the fiscal year ending August  31, 2011 increased by 41% over the reported gross sales for August  31, 2010. This increase in sales resulted in gross profits of $170,356 (2011) or an increase of $74,435 over the fiscal year ended August 31, 2010 when the gross profits were $95,921.

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

FRESH TRAFFIC GROUP INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2011
(Stated in US Dollars)

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Audited Consolidated Financial Statements	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Fresh Traffic Group Inc.
Winnipeg MB, Canada

We have audited the accompanying consolidated balance sheets of Fresh Traffic Group Inc.,  (the Company) and subsidiary as of August 31, 2011 and 2010, and the related consolidated statements of operations, changes in  stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Traffic Group Inc.   and subsidiary as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial  statements  have been prepared assuming that the Company  will continue as a going concern. As discussed in Note 12  to the consolidated financial statements, the Company has suffered losses from operations,  and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 12, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
December 14, 2011

FRESH TRAFFIC GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

ASSETS	August 31, 2011	August 31, 2010
Current
Cash	$44,538	$11,785
Accounts receivable	18,204	25,535
GST receivable	7,256	-
Corporate tax refund	-	407
Total Current Assets	69,998	37,727

Property, plant and equipment, net- Note 2	5,915	8,690
Security deposit - Note 8	19,640	19,032
Total Assets	$95,553	$65,449

LIABILITIES
Current
Accounts payable and accrued liabilities	$131,503	$16,358
Customer deposits- Note 6	4,622	-
GST payable	3,000	1,406
Loan payable	17,199	68,387
Loan payable – related parties	574	-
Total Current Liabilities	156,898	86,151

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
36,000,000 and 8,000,000 common shares issued and outstanding at August 31, 2011 and August 31, 2010, respectively	36,000	8,000
Additional Paid-in Capital	105,479	(7,900)
Deficit	(204,301)	(22,867)
Accumulated other comprehensive income (loss)	1,477	2,065
Total Stockholders’ Equity (Deficit)	(61,345)	(20,702)
Total Liabilities and Stockholders’ Equity (Deficit)	$95,553	$65,449

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)

	Fiscal Year ended August 31,
	2011	2010
Service based sales	$539,884	$383,344
Cost of goods sold	369,528	287,423
Gross profit	170,356	95,921

Operating Expenses
Professional fees	42,446	4,262
Amortization	3,095	6,417
Impairment of assets	-	18,301
Other general and administrative expenses	211,476	110,438
Total operating expenses	257,017	139,418
Income (loss) from operations	(86,661)	(43,497)

Other income and expense
Loss on debt settlement	(73,848)	-
Loss on divestment	(2,000)	-
Interest expense	(18,925)	-

Income (loss) before income taxes	(181,434)	(43,497)
Income tax benefit (expense)	-	410
Income (loss) from continuing operations	(181,434)	(43,087)
Net income (loss)	$(181,434)	$(43,087)

Net loss per share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.00)
Net loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	31,658,082	8,000,000

Comprehensive income (loss) gain:
Net income (loss)	$(181,434)	$(43,087)
Foreign currency translation (loss) gain	(588)	382
Comprehensive income (loss)	$(182,022)	$(42,705)

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 (Stated in US Dollars)

			Additional		Accumulated
	Common Stock		Paid-in	Accumulated	Other
	Shares	Amount	Capital	Deficit	Comprehensive	Total

Balance, August 31, 2009	8,000,000	$8,000	$(7,900)	$20,220	$ ,1683	$22,003
Foreign currency transaction adjustment					382	3822
Net loss for the period				(43,087)		(43,087)
Balance, August 31, 2010	8,000,000	8,000	(7,900)	(22,867)	2,065	(20,702)
Shares issued for debt	2,400,000	2,400	141,600			144,000
Recapitalization	25,200,000	25,200	(80,199)			(54,999)
Shares issued for investor relationship	400,000	400	47,600			48,000
Disposal of subsidiary			4,378			4,378
Foreign currency transaction adjustment					(588)	(588)
Net loss for the period				(181,434)		(181,434)
Balance, August 31, 2011	36,000,000	$36,000	$105,479	$(204,301)	$1,477	$(61,345)

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Fiscal Year ended August 31,
	2011	2010
Cash flows from operating activities
Net loss	$(181,434)	$(43,087)
Adjustment to reconcile net loss to cash provided by (used in) operations:
Amortization	3,095	6,417
Impairment on fixed assets	-	18,301
Loss on debt settlement	73,848	-
Investor relations paid by common stock	48,000	-
Accrued interest	1,167	-
Changes in assets and liabilities:
Accounts receivable	8,191	(24,855)
GST receivable	(1,752)	-
GST payable	258	(177)
Corporate tax refund	-	(410)
Corporate tax payable	431	(847)
Customer deposits	4,622	-
Accounts payable and accrued liabilities	71,401	20,199
Net cash provided by (used in) operating activities	27,827	(24,459)

Cash flows from Investing Activities
Domain name acquired	-	(18,932)
Furniture and equipment purchase	(320)	-
Net cash provided by (used in) investing activities	(320)	(18,932)

Cash flows from Financing Activities
Proceeds from loan payable	4,374	-
Proceeds from loan – related parties	582	38,092
Repayment of loan – related parties	(46)	-
Net cash provided by financing activities	4,910	38,092

Effect of currency rate change on cash	336	1,255

Increase (decrease) in cash during the period	32,753	(4,044)
Cash, beginning of period	11,785	15,829
Cash, end of period	$44,538	$11,785

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued in settlement of debt	$70,152	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRESH TRAFFIC GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

Organization:

Fresh Traffic Group Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.

The business of the Company is undertaken by its one wholly-owned subsidiary, Fresh Traffic Group Corp. The Company’s year-end is August 31.

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

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operates as a Wholly Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. DTS8 is a coffee roasting operation located in Mainland China. Pursuant to the Agreement, ECH became a wholly-owned subsidiary of the Company. The shares were issued to Mr. Tan on January 21, 2010, which is the closing date of the transaction. Subsequently, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review. As a result, the acquisition of DTS8 Holdings Co. Ltd. by the Company’s wholly-owned subsidiary ECH was cancelled with return of the 900,000 shares held by Mr. Tan to treasury. The Company and the shareholders of ECH did not cancel the transaction whereby the Company acquired ECH, and ECH remains a wholly-owned subsidiary of the Company. On February 8, 2010, the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. Currently there is no activity being undertaken by ECH as the Company does not have sufficient funding at this time to fund operations.

On October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc. due to the acquisition of Fresh Traffic Group Corp., which was acquired as an operating subsidiary as detailed below. Fresh Traffic Group Corp. has revenues and will be the primary operating subsidiary of the Company until the coffee business is further developed.

FRESH TRAFFIC GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS (continued)

On October 26, 2010, the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) which was entered into between the Company, Fresh Traffic Group Corp. (“Fresh Corp”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) on October 20, 2010. The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh Corp owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh Corp by way of the issuance of up to 2,400,000 shares of common stock of the Company to a creditor of Fresh Corp who was an unrelated third party creditor. (Ref Note – 3)

On November 12, 2010, the Company received the resignation of Mr. Errol Gillespie as a Director and Officer (President, Chief Financial Officer, Secretary-Treasurer / Principal Executive Officer, Principal Financial Officer) of the Company and appointed Mr. Jeremy Booth as the President of the Company, following a change in control of the Company.

On February 24, 2011, Mr. Jeremy Booth was appointed Treasurer of the Company and Ms. Kimberly Lewis was appointed as Secretary.

On July 1, 2011, the Company determined to divest its ownership of ECH to its sole officer and director as no revenue has been generated and no revenue is expected to be generated from those operations in the immediate future.

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements present the Company and its wholly-owned subsidiary, Fresh Corp. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Revenue Recognition Revenue is recognized on the products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue is primarily generated through term-based contracts with clients that require a flat monthly fee for services rendered on a monthly basis, depending on the service level provided under the contract. We record the service revenue on a straight line basis over the contract period.

Cash and Cash Equivalents- For purposes of the statement of cash flow, we consider all cash in banks, money market funds, and certificates of deposit with an original maturity date of less than three months to be cash equivalents.

Accounts Receivable and accounting for bad debt and allowance- Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at August 31, 2011 and August 31, 2010 is Nil.

FRESH TRAFFIC GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant, and Equipment - Property, plant and equipment are stated at historical cost. Amortization is provided annually at rates calculated to write-off the cost of the assets over their estimated useful lives at the following rates:

•	Furnishings – 20% declining balance method
•	Computer equipment – 55% declining balance method

The following is a summary of property, plant, and equipment and accumulated depreciation:

	August 31, 2011	August 31, 2010
Furniture	$9,853	$9,533
Computer equipment	8,120	8,120
Less: accumulated depreciation	(12,058)	(8,963)
	$5,915	$8,690

Depreciation expense was $3,095 and $6,417 in each year ended August 31, 2011 and August 31, 2010, respectively.

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

No significant realized exchange gains or losses were recorded to August 31, 2011.

Financial Instruments - The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

FRESH TRAFFIC GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes - The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”.  ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share - In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Note 3 – BUSINESS COMBINATION

On October 26, 2010, Fresh Traffic Group Inc. (formerly: Estate Coffee Holdings Corp.) completed a closing (the “Closing”) of a share exchange agreement (the "Agreement"), by the issuance of 8,000,000 shares of the common stock of Fresh Traffic Group Inc. to the Shareholders of Fresh Traffic Group Corp. (the "Fresh Shareholders"), in exchange for all of the issued and outstanding shares of Fresh Traffic Group Corp, as held by the Fresh Shareholders. Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 2,400,000 shares of common stock of the Company were issued to an unrelated creditor to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh Traffic Group Corp.

Following completion of all of the above conditions on the closing date: (i) Fresh Traffic Group Corp. was acquired by Fresh Traffic Group Inc. being the sole shareholder of Fresh Traffic Group Corp; and (ii) the Fresh shareholders received an aggregate of 8,000,000 shares of Fresh Traffic Group Inc.’s common stock representing 22.47% of the issued and outstanding shares.

The business combination was accounted for as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, which provides that the “acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the acquisition has been accounted for as a recapitalization, and, for accounting purposes, Fresh Traffic Group Corp. is considered the acquirer in a reverse acquisition. The historical financial statements for the fiscal year ended August 31, 2010 and prior to October 26, 2010 in this annual report are those of Fresh Corp.

Fresh Traffic Group Inc.'s historical accumulated deficit for the periods prior to October 26, 2010, in the amount of $231,800, was eliminated against additional paid in capital, and the accompanying financial statements present the previously issued shares of the Fresh Traffic Group Inc.’s common stock as having been issued pursuant to the acquisition on October 26, 2010.

Note 4 – DISCONTINUED OPERATIONS

On July 1, 2011, the Company determined to divest its ownership of ECH to its sole officer and director as no revenue is expected to be generated from those operations in the immediate future.

Revenue and income (loss) from the business were Nil from the period October 27, 2010 to July 1, 2011.

At August 31, 2011 and 2010, there were no amounts included in assets and liabilities and in discontinued operations.

FRESH TRAFFIC GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

Note 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable consists solely of trade receivables totaling $18,204 as of August 31, 2011 and $25,535 at August 31, 2010.

Note 6 – CUSTOMER DEPOSITS

The Company records payments received from customers before services are provided as customer deposits in the consolidated balance sheets.

Note 7– LOAN PAYABLE

During the fiscal year ended August 31, 2011, the Company obtained unsecured demand loans for $4,374 at an annual interest rate of 8%. Interest expense incurred and associated with the demand loans amounted to $1,167 during the fiscal year ended August 31, 2011.

Note 8 – LEASE AGREEMENT

On November 1, 2008, the Company’s subsidiary, Fresh Corp. leased office space in Winnipeg, Manitoba, Canada for five years for monthly rental payments of USD$6,454 (CAD$6,380) per month including estimated operating costs and applicable taxes. Lease Commitments – following five years:

2012	$77,448
2013	77,448
2014	12,908
$167,804

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

Note 9 – DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

	August 31, 2011	August 31, 2010
Deferred tax assets	$61,300	$6,860
Non-capital loss carry forward	-	-
Valuation allowance for deferred tax asset	(61,300)	(6,860)
	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of one hundred percent (100%) against all available income tax loss carry-forwards, regardless of their time of expiry.

At August 31, 2011, the Company has accumulated non-capital losses totaling $204,301,, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2027.

FRESH TRAFFIC GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

Note 9 – DEFERRED TAX ASSETS (continued)

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2011 and August 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2011 or August 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its current unprofitable activities.

Note 10 – COMMON STOCK

On October 26, 2010, the Company issued 8,000,000 shares of the common stock of the Company to the Fresh Shareholders pursuant to the share exchange agreement. (Ref Note 3)

Furthermore, as part of a debt settlement arrangement included as part of the exchange agreement, a total of 2,400,000 shares of common stock of the Company were issued to an unrelated third party creditor of Fresh Corp to settle CDN$71,973 (US$ 70,152) of debt on the balance sheet of Fresh Corp. The issuance of 2,400,000 shares of common stock was valued at the market value of the stock on the date of issue which was $0.06 per share. As a result, the Company recorded a loss on settlement of debt of $73,848 which amount reflects the difference between the book value of the loan payable and the market value of the 2,400,000 shares issued on the date of settlement.

On December 7, 2010, the Company entered into a one-year agreement with a marketing company. Under the agreement, the marketing company is engaged to assist in the development and dissemination of the corporate information to various parties to further our business and opportunities. The Company agrees to make a twelve month commitment to pay the following non-refundable fees: (i) the sum of 800,000 restricted shares of common stock of the Company (the “Shares”) with 400,000 restricted shares payable upon the execution date of the agreement and 400,000 restricted shares payable six months from the execution date of this agreement. 400,000 restricted shares were issued on Dec 8, 2010. The issuance of 400,000 shares of common stock was valued at the market value of the stock on the issuance date. As a result, the Company recorded an investor relations expense of $48,000 during the fiscal year ended August 31, 2011.  The 400,000 shares due on June 8, 2011 were not issued by the Company as the Company is disputing the services provided by the marketing company.  No demand for payment of the shares has been made by the marketing company and the Company does not expect any demand to be made, however, the Company has recorded the amount of $28,000 as a contingent liability, included in accounts payable and accrued liabilities on the balance sheets of the Company, based on the closing price of the shares of common stock of the Company on June 7, 2011 at $0.07 per share.  Should any demand for payment be made the Company intends to take legal action in regard to the non-performance of the marketing company.

Note 11 – RELATED PARTY TRANSACTIONS

During the fiscal year ended August 31, 2011, the Company paid to Mr. Jeremy Booth, the President of the Company, USD$44,271 (CAD$44,754) (2010-NIL) for the provision of contract services including search engine optimization and internet marketing services. These fees were recorded as cost of goods sold and were paid in cash.

FRESH TRAFFIC GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

Note 12 – GOING CONCERN

The Company has experienced net losses to date, and though it has generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations.

Note 13– SUBSEQUENT EVENTS

In November, 2011, the Company received a loan from an unrelated third party in the amount of $21,000 to pay prior year fees payable to the Company’s auditor. The loan is for a one year term and bears interest at 8% per annum.

The Company has evaluated subsequent events from the date of the balance sheet to the date of this filing and determined there are no other events to be disclosed.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended August 31, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of August 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors. We do not have any members of the Board who are independent directors and we do not have an audit committee. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions, who provides two staff members. The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations. Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm. The employees of this firm are managed by supervisors within the firm and are not answerable to our management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of August 31, 2011, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s annual report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth the names and ages of all directors, executive officers and certain significant employees of the Company as of the filing date of this report, further indicating all positions and offices with the Company held by each such person, their term of office, and any arrangement or understanding between themselves and any other person(s) pursuant to which they were or are to be selected as a director or officer:

Name	Age	Position	Term of Office
Jeremy Booth	50	President, CEO, Director Treasurer	From December 11, 2010 to present From February 24, 2011 to present
Kimberly Lewis	27	Secretary	From February 24, 2011 to present

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

Jeremy Booth – President and Chief Executive Officer, Treasurer and Member of the Board of Directors

Mr. Booth was appointed, President and to the Board of Directors on December 11, 2010 and Treasurer on February 24, 2011.

From July 2008 to present Mr. Booth has served as the President of Fresh Traffic Group Corp., a Manitoba corporation, which was acquired by the Company in October 2010, and is presently a wholly-owned subsidiary. Mr. Booth founded Fresh Traffic Group Corp. to provide Search Engine Optimization (SEO) and internet marketing services.   From March 2005 to July 2008, Mr. Booth was providing comparable SEO and internet marketing services on a sole proprietorship basis.

Mr. Booth is not an officer or director of any other reporting company that files annual, quarterly or periodic reports.

Ms. Kimberly Lewis - Secretary

Ms. Lewis was appointed Secretary of the Company on February 24, 2011.

Ms. Lewis is the Secretary of the Company’s wholly-owned subsidiary Fresh Traffic Group Corp. having been appointed on formation of the Company in July, 2008.

From July 2008 to present, Ms. Lewis, as well as serving in her position as Secretary, has been an independent consultant to Fresh Traffic Group Corp.   From 2003 until 2007, Ms. Lewis was a director of Bayleaf Media Productions, a private Florida corporation where she assisted in customer service, sales administration, general office duties and advertising.

Ms. Lewis is not an officer or director of any other reporting company that files annual, quarterly or periodic reports.

Ms. Lewis is also self-employed as a photographic model.

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

Ms. Lewis, an officer of the Company and Mr. Booth, an officer and director of the Company have a common-law relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Position Held	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Dmytro Hrytsenko	10% beneficial owner	Late/1	n/a	n/a
Jeremy Booth	President, Treasurer and director	Late/1	n/a	n/a
Kimberly Lewis	Secretary	Late/1	n/a	n/a

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  When and if the Company adopts a code of ethics it will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

The Board of Directors presently does not have an audit committee; therefore the Board of Directors performs the same functions as an audit committee.

ITEM 11.            EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee.   Compensation is determined by our sole director.   Compensation as paid to our officers and directors for the fiscal years ended August 31, 2011 and August 31, 2010 is detailed below.

Summary Compensation Table

Name and Principal Position	Fiscal year ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jeremy Booth President & CEO, Treasurer (1)	2011	44,271	-0-	-0-	-0-	-0-	-0-	-0-	44,271
Errol Gillespie President & CEO, Secretary-Treasurer (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Errol Gillespie President & CEO, Secretary-Treasurer (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Wehrhahn President & CEO (3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1)	Mr. Booth held this office for fiscal 2011 from December 11, 2010.
(2)	Mr. Gillespie held this office for fiscal 2011 until December 11, 2010 and for fiscal 2010 from April 28, 2010.
(3)	Mr. Wehrhahn held this office for fiscal 2010 until April 28, 2010.

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding stock option or any other form of equity plan.

Compensation of Directors

The Company did not have any compensation plans for its directors during fiscal 2011 and did not pay any compensation to its directors or officers for their positions as directors or officers during fiscal 2011.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of November 28, 2011, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Dmytro Hrytsenko PR Malrosova 14, Cherkassy, Ukraine 18005	4,000,000 common shares held directly	11.11%
Common	Ocean Exploration Ltd. Cor 12 Bayman Ave & Calle al Mar Belize City, Belize	2,400,000 common shares held directly	6.67%
Common	Jeremy Booth 5566 Henderson Highway St. Clements MB R3C 2E7	2,000,000 common shares held directly	5.56%
Common	Kim Lewis 5566 Henderson Highway St. Clements MB R3C 2E7	2,000,000 common shares held directly	5.56%
Common	Vicky Barlow #403, 3412 Parkdale Blvd NW Calgary AB T2N 3T4	1,800,000 common shares held directly	5.00%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of November 28, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 36,000,000 shares of common stock outstanding as of November 28, 2011.

Security Ownership of Management

The following table sets forth information, as of November 28, 2011, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Jeremy Booth Director, CEO, President & Treasurer 5566 Henderson Highway St. Clements MB R3C 2E7	2,000,000 common shares held directly	5.56%
Common	Kimberly Lewis Secretary 5566 Henderson Highway St. Clements MB R3C 2E7	2,000,000 common shares held directly	5.56%
Common	All Officers and Directors as a group		11.12%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of November 28, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 36,000,000 shares of common stock outstanding as of November 28, 2011.

Changes in Control

During the fiscal year ended August 31, 2011, the Company acquired all of the issued and outstanding shares of Fresh Traffic Group Corp. in exchange for the issuance of 8,000,000 shares of common stock of the Company.  Subsequent to the issuance, Mr. Jeremy Booth, the President of Fresh Traffic Group Corp. was appointed an officer and director of the Company and Mr. Errol Gillespie resigned, thus effecting a change in control of the Company.

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

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

During the fiscal year ended August 31, 2011, the Company entered into an agreement to acquire all of the issued and outstanding shares of Fresh Traffic Group Corp. in exchange for a total 8,000,000 shares of common stock of the Company.   A total of 4,000,000 common shares were issued to Jeremy Booth, the current officer and director of the Company and Kim Lewis (his spouse) in exchange for 50% of the shares of Fresh Traffic Group Corp.

The Company issued a further 4,000,000 common shares to Dmytro Hrytsenko in exchange for the remaining 50% of the shares of Fresh Traffic Group Corp.

During the fiscal year ended August 31, 2011, the Company paid to Mr. Jeremy Booth, the President of the Company, USD$44,271 (CAD$44,754) for the provision of comparable search engine optimization and internet marketing services

Promoters and Certain Control Persons

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended August 31, 2011 and August 31, 2010:

Services	$2011	$2010
Audit fees	32,050	12,000
Audit related fees		6,000
Tax fees	800	500
All other fees		-0-
Total fees	32,850	18,500

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

Tax fees shown for 2011 are estimated only for the purposes of this disclosure based on advice from the principal auditor for preparation of our U.S. tax return and are expected to be $800. We expect the Canadian tax returns will be prepared by Canadian accountants qualified to undertake the tax returns and that those fees will be $1,500 as well, bringing total fees for 2011tax returns to $2,300.

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

FRESH TRAFFIC GROUP INC.

Date:	December 14, 2011	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	December 14, 2011	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Director