Form 10-Q
period 2011-11-30
Fresh Traffic Group Inc.
filed 2011-12-29
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53703
Commission File Number

FRESH TRAFFIC GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0531819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Portage Avenue, Suite 1680, Winnipeg, MB, Canada	R3B 3K6
(Address of principal executive offices)	(Zip Code)

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

Yes [ X ] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

36,000,000 common shares outstanding as of December 23, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FRESH TRAFFIC GROUP INC.

PART I – FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

FRESH TRAFFIC GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	November 30,	August 31,
	2011 (unaudited)	2011

ASSETS

Current
Cash	$42,199	$44,538
Accounts receivable	9,113	18,204
GST receivable	5,740	7,256
Prepaid expense	1,847	-
Total Current Assets	58,899	69,998

Property, plant and equipment, net – Note 2	5,476	5,915
Security deposit - Note 7	19,640	19,640
Total Assets	$84,015	$95,553

LIABILITIES

Current
Accounts payable and accrued liabilities	$119,491	$131,503
Customer deposits – Note 5	8,648	4,622
GST payable	1,539	3,000
Loan payable	39,104	17,199
Loan payable - related parties	-	574
Total Liabilities	168,782	156,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock -
Authorized:
$0.001 par value, 67,000,000 common shares authorized;
36,000,000 common shares issued and outstanding at November 30, 2011 and August 31, 2011 respectively	36,000	36,000
Additional paid-in capital	105,479	105,479
Deficit	(227,474)	(204,301)
Accumulated other comprehensive income (loss)	1,228	1,477
Total Stockholders’ Equity (Deficit)	(84,767)	(61,345)

Total Liabilities and Stockholders’ Equity (Deficit)	$84,015	$95,553

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)
(Unaudited)

	Three Months Ended
	November 30,
	2011	2010
Service based sales	$193,287	$90,139
Cost of goods sold	170,395	67,370
Gross profit	22,892	22,769

Operating expenses
Professional fees	9,626	17,099
Depreciation	439	765
Other general and administrative expenses	31,588	28,255
Total operating expenses	41,653	46,119
Income (loss) from operations	(18,761)	(23,350)

Other income and expense:
Loss on debt settlement	-	(73,848)
Interest expense	(4,412)	(226)

Income (loss) before income taxes	(23,173)	(97,424)
Income tax benefit (expense)	-	-
Income (loss) from continuing operations	(23,173)	(97,424)
Net income (loss)	$(23,173)	$(97,424)

Net loss per share – basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)
Net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	36,000,000	18,615,385

Comprehensive income (loss) gain:
Net income (loss)	$(23,173)	$(97,424)
Foreign currency translation (loss) gain	(249)	(479)
Comprehensive income (loss)	$(23,422)	$(97,903)

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three Months Ended
	November 30,
	2011	2010
Cash flows from operating activities
Net loss	$(23,173)	$(97,424)
Adjustment to reconcile net loss to cash provided by (used in) operations:
Depreciation	439	765
Loss on debt settlement	-	73,848
Accrued interest	336
Changes in assets and liabilities:
Accounts receivable	7,194	4,907
GST receivable	1,528	(346)
GST payable	(1,457)	(371)
Corporate tax payable	-	420
Customer deposits	4,070	-
Accounts payable and accrued liabilities	(11,958)	17,780
Net cash provided by (used in) operating activities	(23,021)	(421)

Cash flows from Financing Activities
Proceeds from loan payable	21,000	-
Repayment of loan – related parties	-	(44)
Net cash provided by financing activities from continuing operations	21,000	(44)
Net cash provided by financing activities from discontinued operations	-	145
Net cash provided by financing activities	21,000	101

Effect of currency rate change on cash	(318)	376

Increase (decrease) in cash during the period	(2,339)	56
Cash, beginning of period	44,538	11,785
Cash, end of period	$42,199	$11,841

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued in settlement of debt	$-	$70,152

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
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

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
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

On February 24, 2011, Mr. Jeremy Booth was appointed Treasurer of the Company and Ms. Kimberly Lewis was appointed as Secretary.

On July 1, 2011, the Company divested itself of  ECH to its sole officer and director as no revenue has been generated and no revenue is expected to be generated from those operations in the immediate future.

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

Accounts Receivable and accounting for bad debt and allowance- Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at November 30, 2011 and August 31, 2011 is Nil.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
(Stated in US Dollars)

NOTE 2  - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant, and Equipment - Property, plant and equipment are stated at historical cost. Amortization is provided annually at rates calculated to write-off the cost of the assets over their estimated useful lives at the following rates:

•	Furnishings – 20% declining balance method
•	Computer equipment – 55% declining balance method

The following is a summary of property, plant, and equipment and accumulated depreciation:

	November 30,2011	August 31, 2011
Furniture	$9,853	$9,853
Computer equipment	8,120	8,120
Less: accumulated depreciation	(12,497)	(12,058)
	$5,476	$5,915

Depreciation expense was $439 and $765 in each quarter ended November 30, 2011 and November 30, 2010, respectively.

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

No significant realized exchange gains or losses were recorded to November 30, 2011.

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

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
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

Basic and Diluted Loss Per Share - In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At November 30, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Note 3 – GOING CONCERN

The Company has experienced net losses to date, and though it has generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

Note 4 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable consists solely of trade receivables totaling $9,113 as of November 30, 2011 and $18,204 at August 31, 2011.

Note 5 – CUSTOMER DEPOSITS

The Company records payments received from customers before services are provided as customer deposits in the consolidated balance sheets.

Note 6– LOANS PAYABLE

During the three month period ended November 30, 2011, the Company obtained an unsecured demand loan in the amount of $21,000 at an annual interest rate of 8%. Interest expense incurred and associated with the demand loan amounted to $18 during the three month period ended November 30, 2011.

During the three month period ended November 30, 2011, the Company accrued interest expense in the amount of $318 associated with the previous fiscal year ended August 31, 2011 demand loans totaling $15,764.

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
(Stated in US Dollars)

Note 7 – LEASE AGREEMENT

On November 1, 2008, the Company’s subsidiary, Fresh Corp. leased office space in Winnipeg, Manitoba, Canada for five years for monthly rental payments of USD$6,182 (CAD$6,380) per month including estimated operating costs and applicable taxes. Lease Commitments – following five years:

2012	$55,638
2013	74,184
2014	12,364
$142,186

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

Note 8 – COMMON STOCK

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

Note 9 – RELATED PARTY TRANSACTIONS

During the three month period ended November 30, 2011, the Company paid to Mr. Jeremy Booth, the President of the Company, USD$14,783 (CAD$15,000) (2010-$10,247) for the provision of contract services including search engine optimization and internet marketing services. These fees were recorded as cost of goods sold and were paid in cash.

Note 10– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date of the balance sheet to the date of this filing and determined there are no other events to be disclosed.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2011, and 2010, together with notes thereto.

General Development of Business

Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp. (formerly Slap, Inc.)) (the “Company”, “Fresh”, “we”, “our”, or “us”) was incorporated on March 19, 2007, in the State of Nevada as an oil and gas exploration company. We drilled an initial well on its oil and gas leases which was deemed a dry hole. We divested these oil and gas operations as no revenue was expected to be generated from those operations in the immediate future.

On November 2, 2009, we filed with the State of Nevada a forward split of our authorized and issued shares of common stock on the basis of nine shares for each one share authorized and issued. The record date for the distribution to stockholders was November 2, 2009 and the effective date for the distribution to stockholders was November 9, 2009. Upon completion of the forward split the authorized shares were increased to 675,000,000 common shares.

On January 10, 2010, we entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which owns a WhollyOwned Foreign Entity in the Republic of China from which it conducts its operations, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. Pursuant to the Agreement ECH became a wholly-owned subsidiary of the Company. The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction.  On February 8, 2010 we changed our name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business.

During June, 2010, upon receipt of final documentation with respect to acquisition of ECH noted above, we discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second company incorporated in China, the records for which were not able to be obtained by us for review. As a result, the Company, ECH, Sean Tan and DTS8 agreed to cancel the acquisition of DTS8 effective May 31, 2010 and all shares issued in respect of the transaction issued to Mr. Tan were canceled and returned to treasury.  On July 1, 2011, we divested all interest in ECH to the directors and officers of ECH.

On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. (“CSL”) whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee. The distribution agreement is temporarily on hold while ECH completes the acquisition of the trademark and license agreement from the Coffee Industry Board. The Company assigned  this agreement to ECH on July 1, 2011.

On October 20, 2010, the Company, Fresh Traffic Group Corp., a private Manitoba company (“Fresh”), and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) entered into a Share Exchange Agreement (the “Agreement”). The Agreement provided for: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company and (b) the settlement of a total of $71,973 of debt on the balance sheet of Fresh by way of the issuance of up to 2,600,000 shares of common stock of the Company to an unrelated creditor of Fresh Corp. As a result of this agreement, on October 20, 2010, we changed our name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc.

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

The Company has experienced losses due to its operations as a public company. Management is currently reviewing these losses in comparison to its operations when private, to determine the value of having a public listing and is reviewing possible acquisitions that might better be acquired and are seeking to become public entities.

Current Operations

Our primary business consists of the operations as undertaken by Fresh, our wholly-owned subsidiary, those being the provision of internet marketing and search engine optimization (“SEO”) services to a diversified customer base.

Liquidity & Capital Resources

As of November 30, 2011, our cash balance was $42,199, as compared to $44,538 for the fiscal year ended August 31, 2011. Accounts Receivable decreased to $9,113 as at November 30, 2011compared to $18,204 in accounts receivables as at August 31, 2011 due to the collection of receivables by the Company. We have total current assets of $58,899 as at November 30, 2011 as compared to total current assets of $69,998 at August 31, 2011.

Accounts Payable and accrued payables decreased to $119,491 as at November 30, 2011 from $131,503 at August 31, 2011, and loans payable increased from $17,199 (August 31, 2011) to $39,104 for the three month period ended November 30, 2011, as the Company borrowed funds to pay for its continuing reporting obligations.   The Company’s liabilities mainly relate to the obligations of the parent corporation and the subsidiary corporation has determined that the funds to pay these obligations cannot currently come from its operations as it would leave insufficient funds for operations of the day to day business.  Therefore, the Company will be required to raise funds either by loans or by the sale of equity.   To date, the Company has been unable to raise sufficient funds to pay its parent obligations as they become due.   Management is reviewing the viability of remaining as a reporting entity and various options for other acquisitions.

Due mainly to loans and payables for operations of our parent company, we have a working capital deficit as at November 30, 2011 of $109,883 as compared to a deficit of $86,900 as at August 31, 2011.

The continual costs for maintaining the Company’s public reporting status are eroding the profitability of the Company’s subsidiary, however, the Company has sufficient funds to continue operations of the subsidiary without seeking additional capital.  However, it needs to raise funds for the expenditures of the parent.  Management is reviewing the benefits of continuing to operate as a public company due to the fact that if it pays its parent obligations from the operating subsidiary, it may not have sufficient funds to continue operations of both the parent and the operating subsidiary.

As of the date of the filing of this report on Form 10-Q, we believe we have sufficient funds to undertake our current operations. We have sufficient funds to pay our current expenses for the operating subsidiary as they come due, and the Company intends to focus on reducing its accounts payable amount owing. We do not have sufficient funds to pay the obligations of the parent and we will be required to raise additional funds either by loans or equity issuances.

Should we determine that we need additional capital for acquisitions, or should there be a significant decrease in our revenues, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the three months ended November 30, 2011 we had  gross sales of $193,287, less costs of goods sold totaling $170,395 resulting in gross profits of $22,892 and loss from operations of ($18,761), as compared to a loss from operations of ($23,350) on gross sales of $90,139, less costs of goods sold totaling $67,370, and gross profits of $22,769 for the three months period ended November 30, 2010.  While sales increased during the three month period ended November 30, 2011,  based on the fact that the Company is becoming further recognized in the industry and the fact that the market for advertising is shifting to a digital format making the Company’s services more desirable and in demand. Profit margins decreased  as costs of goods increased from approximately 68% during the three months ended November 30, 2010 to 88% for the three months ended November 30, 2011.   This increase is due to the fact that clients in the retail sector require additional services in anticipation of the holiday season and therefore there are extra costs for larger ad campaigns and staffing and commissions.   As well, the Company retained an additional sales person during the quarter.  Subsequent to this quarter, the profit margins should improve to historical levels.   During the three months ended November 30, 2011 loss from operations totaled ($18,761) as compared to ($23,350) for the three months ended November 30, 2010 due mainly to a decrease in professional fees from $17,099 for November 30, 2010 as compared to $9,626 for November 30, 2011 and offset by a small increase in general and administrative expenses from $28,255 for November 30, 2010 as compared to $31,588 for November 30, 2011.  The decrease in professional fees is due to the fact that the Company undertook additional costs during the period ended November 30, 2010 related to the acquisition of Fresh Traffic Group Corp.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Jerry Booth, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors. We do not have any members of the Board who are independent directors and we do not have an audit committee. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions. The single person who is responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

We continue to review our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.  Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.             RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               (REMOVED AND RESERVED)

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibits
Number	Description
2.1	Share Exchange Agreement by and among the Company, Errol Gillespie, Garey Reynolds and Estate Coffee Holdings Ltd., a Maryland corporation dated January 10, 2009.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010.
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008.
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010.
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010.
3(i) (iv)	Amended Articles of Incorporation dated October 20, 2010 reflecting name change to Fresh Traffic Group Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-K filed with the SEC on December 13, 2010.
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008.
10.1	Farm-Out Agreement dated July 9, 2007 between Dar Energy Inc. and SLAP, Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008.
10.2	Global Distribution Agreement dated January 29, 2010 between Coffee Solutions Ltd and Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010.
10.3	Letter of Intent between the Company, Fresh Traffic Group and the shareholders of Fresh Traffic Group executed August 14, 2010.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the SEC on August 20, 2010.
10.4	Share Exchange Agreement dated October 20, 2010 between the Company, Fresh Traffic Group Corp., and the shareholders of Fresh Traffic Group Corp.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on November 5, 2010.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH TRAFFIC GROUP INC.

Date:	December 29, 2011	By:	/s/ Jeremy Booth
		Name:	Jeremy Booth
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer