Form 10-Q
period 2012-02-29
Fresh Traffic Group Inc.
filed 2012-04-16
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53703
Commission File Number

FRESH TRAFFIC GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0531819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 S. Gilbert Road., Suite 1-111, Chandler, AZ	85249
(Address of principal executive offices)	(Zip Code)

(602) 466-3666
(Registrant’s telephone number, including area code)

201 Portage Avenue, Suite 1680, Winnipeg, MB, Canada, R3B 3K6
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

Yes [X] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

36,000,000 common shares outstanding as of April 5, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FRESH TRAFFIC GROUP INC.

PART I – FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Unaudited Consolidated Financial Statements	8 to 12

FRESH TRAFFIC GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	February 29,	August 31,
	2012 (unaudited)	2011

ASSETS

Current
Cash	$48,942	$44,538
Accounts receivable	11,967	18,204
GST receivable	5,740	7,256
Total Current Assets	66,649	69,998

Property, plant and equipment, net – Note 2	5,018	5,915
Security deposit - Note 7	19,640	19,640
Total Assets	$91,307	$95,553

LIABILITIES

Current
Accounts payable and accrued liabilities	$136,963	$131,503
Customer deposits – Note 5	19,351	4,622
GST payable	1,225	3,000
Corporate tax payable	9,203	-
Loan payable	39,870	17,199
Loan payable - related parties	-	574
Total Liabilities	206,612	156,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock -
$0.001 par value, 675,000,000 common shares authorized;
36,000,000 common shares issued and outstanding at February 29, 2012 and August 31, 2011 respectively	36,000	36,000
Additional paid-in capital	105,479	105,479
Deficit	(260,058)	(204,301)
Accumulated other comprehensive income (loss)	3,274	1,477
Total Stockholders’ Equity (Deficit)	(115,305)	(61,345)

Total Liabilities and Stockholders’ Equity (Deficit)	$91,307	$95,553

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Service based sales	$217,225	$142,123	$410,512	$232,262
Cost of goods sold	168,524	69,550	338,919	136,920
Gross profit	48,701	72,573	71,593	95,342

Operating expenses
Professional fees	20,025	14,971	29,651	32,070
Amortization	458	785	897	1,550
Other general and administrative expenses	47,421	79,502	79,009	107,757
Total operating expenses	67,904	95,258	109,557	141,377
Income (loss) from operations	(19,203)	(22,685)	(37,964)	(46,035)

Other income and expense:
Loss on debt settlement	-	-	-	(73,848)
Interest expense	(4,178)	(7,252)	(8,590)	(7,478)

Income (loss) before income taxes	(23,381)	(29,937)	(46,554)	(127,361)
Income tax benefit (expense)	(9,203)	-	(9,203)	-
Income (loss) from continuing operations	(32,584)	-	(55,757)	-
Net income (loss)	$(32,584)	$(29,937)	$(55,757)	$(127,361)

Net loss per share – basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	36,000,000	35,968,889	36,000,000	27,244,199

Comprehensive income (loss) gain:
Net income (loss)	$(32,584)	$(29,937)	$(55,757)	$(127,361)
Foreign currency translation (loss) gain	2,046	2,356	1,797	1,877
Comprehensive income (loss)	$(30,538)	$(27,581)	$(53,960)	$(125,484)

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in US Dollars)

	Six Months Ended
	February 29,	February 28,
	2012	2011
Cash flows from operating activities
Net loss	$(55,757)	$(127,361)
Adjustment to reconcile net loss to cash provided by (used in) operations:
Depreciation	897	1,550
Loss on debt settlement	-	73,848
Investor relations paid by common stock	-	48,000
Accrued interest	1,069	532
Changes in assets and liabilities:
Accounts receivable	6,970	(12,391)
GST receivable	2,769	(1,043)
GST payable	(3,088)	512
Corporate tax payable	9,203	425
Customer deposits	14,513	-
Accounts payable and accrued liabilities	4,951	39,458
Net cash provided by (used in) operating activities	(18,473)	23,530

Cash flows from Financing Activities
Proceeds from loan payable	21,000	4,374
Repayment of loan – related parties	-	(44)
Net cash provided by financing activities from continuing operations	21,000	4,330
Net cash provided by financing activities from discontinued operations	-	145
Net cash provided by financing activities	21,000	4,475

Effect of currency rate change on cash	1,877	2,464

Increase (decrease) in cash during the period	4,404	30,469
Cash, beginning of period	44,538	11,785
Cash, end of period	$48,942	$42,254

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued in settlement of debt	$-	$70,152
Investor relations paid by common stock	-	48,000

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012
(Stated in US Dollars)
(Unaudited)

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

Organization:

Fresh Traffic Group Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.

The business of the Company is undertaken by its wholly-owned subsidiary, Fresh Traffic Group Corp. The Company’s year-end is August 31.

We are an international online marketing and web optimization company with head offices based in Winnipeg, Manitoba, Canada. We work with dozens of national and international client companies to bring their marketing strategies and dreams to life. Fresh offers a wide variety of services including Online Marketing, Search Engine Optimization, Web Design, Campaign Management and Web Hosting.

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

On October 26, 2010, the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) which was entered into between the Company, Fresh Traffic Group Corp. (“Fresh Corp”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) on October 20, 2010. The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh Corp owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh Corp by way of the issuance of up to 2,600,000 shares of common stock of the Company to a creditor of Fresh Corp who was an unrelated third party creditor. (Ref Note – 3)

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012
(Stated in US Dollars)
(Unaudited)

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS (continued)

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

On January 12, 2012, Mr. Walter Romanchuk was appointed to the Board of Directors of  the Company.

On January 23, 2012, Mr. Walter Romanchuk tendered his resignation.

On January, 26, 2012, Mr. Jeremy Booth resigned as President, Chief Executive Officer, and Treasurer of the Company and Ms. Kimberly Lewis resigned as Secretary of the Company.  On January 26, 2012, Mr. W. Scott Lawler, the Company’s attorney was appointed as the sole officer and a director of the Company.

On January 27, 2012, Mr. Jeremy Booth resigned as a director of the Company.  Both Mr. Booth and Ms. Lewis remain as directors and/or officers of the Company’s wholly owned subsidiary, Fresh Traffic Group Corp.

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

Accounts Receivable and accounting for bad debt and allowance- Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at February 29, 2012 and February 28, 2011 is Nil.

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012
(Stated in US Dollars)
(Unaudited)

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant, and Equipment - Property, plant and equipment are stated at historical cost. Amortization is provided annually at rates calculated to write-off the cost of the assets over their estimated useful lives at the following rates:

•	Furnishings – 20% declining balance method
•	Computer equipment – 55% declining balance method

The following is a summary of property, plant, and equipment and accumulated depreciation:

	February 29, 2012	August 31, 2011
Furniture	$9,853	$9,853
Computer equipment	8,120	8,120
Less: accumulated depreciation	(12,955)	(12,058)
	$5,018	$5,915

Depreciation expense was $897 for the six month period ended February 29, 2012 and $3,095 for the fiscal year ended August 31, 2011.

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

No significant realized exchange gains or losses were recorded to February 29, 2012.

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

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012
(Stated in US Dollars)
(Unaudited)

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

Basic and Diluted Loss Per Share - In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At February 29, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Note 3 – GOING CONCERN

The Company has experienced net losses to date, and though it has generates revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

Note 4 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable consists solely of trade receivables totaling $11,967 as of February 29, 2012 and $18,204 at August 31, 2011.

Note 5 – CUSTOMER DEPOSITS

The Company records payments received from customers before services are provided as customer deposits in the consolidated balance sheets.

Note 6– LOANS PAYABLE

During the six month period ended February 29, 2012, the Company obtained an unsecured demand loan in the amount of $21,000 at an annual interest rate of 8%. Interest expense incurred and associated with the demand loan amounted to $437 during the six month period ended February 29, 2012.

During the six month period ended February 29, 2012, the Company accrued interest expense in the amount of $632 associated with the previous fiscal year ended August 31, 2011 demand loans totaling $15,764.

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012
(Stated in US Dollars)
(Unaudited)

Note 7 – LEASE AGREEMENT

On November 1, 2008, the Company’s subsidiary, Fresh Corp. leased office space in Winnipeg, Manitoba, Canada for five years for monthly rental payments of USD$6,532 (CAD$6,380) per month including estimated operating costs and applicable taxes. Lease Commitments – following five years:

2012	$39,193
2013	78,386
2014	13,065
$130,644

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

Note 9 – RELATED PARTY TRANSACTIONS

During the six month period ended February 29, 2012, the Company paid to Mr. Jeremy Booth, the President of the Company, USD$30,000 (CAD$30,000) (2010-$15,311) for the provision of contract services including search engine optimization and internet marketing services. These fees were recorded as cost of goods sold and were paid in cash.

Note 10– SUBSEQUENT EVENTS

Subsequent to February 29, 2012, the Company received a further loan in the amount of $5,000.   The loan is payable on demand and bears interest at an annual rate of 8%.

The Company has been unable to raise any funds for its wholly owned subsidiary and to pay off past due or new debt as it occurs.   Therefore, the Company is currently negotiating a new acquisition which it expects to conclude by April 15, 2012. As a part of the negotiations the Company will divest itself of its wholly owned subsidiary effective March 31, 2012.  The Company has evaluated subsequent events from the date of the balance sheet to the date of this filing and determined there are no other events to be disclosed.

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

The Company has experienced losses due to its operations as a public company. Management reviewed these losses in comparison to its operations when private, and has determined that there is no value to having a public company as the parent to the operating business.  The Company is currently in negotiations on an acquisition and as part of the acquisition is expected to divest itself of Fresh to certain shareholders of the Company in exchange for the return of shares to the treasury.   The negotiations are expected to conclude by April 15, 2012 and the divestiture to be effected as at March 31, 2012.

Current Operations

Our primary business consists of the operations as undertaken by Fresh, our wholly-owned subsidiary, those being the provision of internet marketing and search engine optimization (“SEO”) services to a diversified customer base.

Liquidity & Capital Resources

As of February 29, 2012, our cash balance was $48,942, as compared to $44,538 for the fiscal year ended August 31, 2011. Accounts Receivable decreased to $11,967 as at February 29, 2012 compared to $18,204 in accounts receivables as at August 31, 2011 due to the collection of receivables by the Company. We have total current assets of $66,649 as at February 29, 2012 as compared to total current assets of $69,998 at August 31, 2011.

Accounts Payable and accrued payables increased to $146,166 as at February 29, 2012 from $131,503 at August 31, 2011, and loans payable increased from $17,199 (August 31, 2011) to $39,870 for the six months period ended February 29, 2012, as the Company borrowed funds to pay for its continuing reporting obligations.   The Company’s liabilities mainly relate to the obligations of the parent corporation and the subsidiary corporation has determined that the funds to pay these obligations cannot currently come from its operations as it would leave insufficient funds for operations of the day to day business.  Therefore, the Company will be required to raise funds either by loans or by the sale of equity.   To date, the Company has been unable to raise sufficient funds to pay its parent obligations as they become due.

Due mainly to loans and payables for operations of our parent company, we have a working capital deficit as at February 29, 2012 of $139,963 as compared to a deficit of $86,900 as at August 31, 2011.

The continual costs for maintaining the Company’s public reporting status are eroding the profitability of the Company’s subsidiary, however, the Company has sufficient funds to continue operations of the subsidiary without seeking additional capital.  However, it needs to raise funds for the expenditures of the parent.  Management reviewed the benefits of continuing to operate as a public company due to the fact that it pays its parent obligations from the operating subsidiary. Management is currently negotiating an acquisition whereby the current wholly-owned subsidiary will be divested for a return of shares to treasury and the new business will be acquired.   It is unknown at this time the funding that will be required pursuant to the new acquisition.  The acquisition will occur by way of the issuance of shares as the Company does not currently have any funds for an acquisition.   The Company may also be required to effect a name change and a restructure by way of a reverse split of its issued and outstanding shares in order to complete the acquisition and to issue new treasury shares after the restructure.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Revenues

Revenues for the three month period ended February 29, 2012 were $217,225 compared to revenues of $142,123 for the comparable prior year period. Revenues for the first six months of the current fiscal year were $410,512 compared to revenues of $232,262 for the comparable prior year period. The increase in revenues from the prior year was primarily based on the fact that the Company is becoming further recognized in the industry and the fact that the market for advertising is shifting to a digital format making the Company’s services more desirable and in demand.

Cost of sales and gross profit

Cost of sales for the three and six month periods ended February 29, 2012 were $168,524 and $ 338,919, respectively, versus $69,550 and $136,920 for the same respective periods in the prior fiscal year. Profit margins for the three and six month periods ended February 29, 2012 were 22% and 17%, respectively, versus 51% and 41%. The increase in cost of sales and the decrease in profit margin are due to the fact that the Company's customers are utilizing a higher volume of pay per use services which result in extra costs to the Company for larger ad campaigns, staffing and payment of commissions to third party service providers, all of which services are less profitable than services provided solely by in house staff.  As well, the Company retained an additional sales person during the quarter to assist with client account servicing needs.  In future periods the Company expects to see profit margins return to higher levels as pay per use campaigns, commission fees and the use of third party service providers decline.

Operating Expenses

The Company incurred total operating expense of $67,904 and $109,557 for the three and six month period ended February 29, 2012, as compared to $95,258, and $141,377 for the same period in 2011, respectively. The decrease in the operating expenses is due to the fact that the Company undertook additional costs during the period ended November 30, 2010 related to the acquisition of Fresh Traffic Group Corp.

Other Income (Expense)

For the three and six month periods ended February 29, 2012, the Company incurred interest expense of $4,178 and $8,590 respectively, due to financing charges on overdue payables to vendors and on short term loan, compared with $7,252 and $7,478 for the same three and six month periods ended February 28, 2011.

During the most recently completed three month period ended February 29, 2012, the Company recorded an income tax expense of $9,203 with no comparable expense during the prior three month period.

Net Loss

The Company recorded net losses of $32,584 and $55,757 from continuing operations for the three and six month periods ended February 29, 2012, as compared to $29,937, and $127,361 for the same periods in 2011, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of February 29, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of February 29, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 29, 2012:

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

Management's Remediation Initiatives

As of February 29, 2012, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this quarterly report on Form 10-Q for the period ended February 29, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

FRESH TRAFFIC GROUP INC.

Date:	April 16, 2012	By:	/s/ W. Scott Lawler
		Name:	W. Scott Lawler
		Title:	President, Secretary, Treasurer Chief Executive Officer, Principal Executive Officer, Principal Financial Officer