Form 10-Q
period 2012-05-31
Fresh Traffic Group Inc.
filed 2012-07-16
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

36,000,000 common shares outstanding as of July 09, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FRESH TRAFFIC GROUP INC.

PART I – FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Unaudited Consolidated Financial Statements	8 to 13

FRESH TRAFFIC GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	May 31,	August 31,
	2012 (unaudited)	2011

ASSETS

Current
Cash	$35,700	$44,538
Accounts receivable	2,503	18,204
GST receivable	6,218	7,256
Total Current Assets	44,421	69,998

Property, plant and equipment, net – Note 2	4,590	5,915
Security deposit - Note 7	19,640	19,640
Total Assets	$68,651	$95,553

LIABILITIES

Current
Accounts payable and accrued liabilities	$151,011	$131,503
Customer deposits – Note 5	11,506	4,622
GST payable	1,676	3,000
Loan payable	45,667	17,199
Loan payable - related parties	-	574
Total Liabilities	209,860	156,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock -
Authorized:
$0.001 par value, 675,000,000 common shares authorized; 36,000,000 common shares issued and outstanding at May 31, 2012 and August 31, 2011 respectively	36,000	36,000
Additional paid-in capital	105,479	105,479
Deficit	(284,487)	(204,301)
Accumulated other comprehensive income (loss)	1,799	1,477
Total Stockholders’ Equity (Deficit)	(141,209)	(61,345)

Total Liabilities and Stockholders’ Equity (Deficit)	$68,651	$95,553

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011

Service based sales	$211,155	$186,617	$621,667	$418,879
Cost of goods sold	187,698	109,968	526,617	246,888
Gross profit	23,457	76,649	95,050	171,991

Operating expenses
Professional fees	9,935	6,320	39,586	38,390
Amortization	428	808	1,325	2,358
Other general and administrative expenses	33,059	48,996	112,209	156,753
Total operating expenses	43,422	56,124	153,120	197,501
Income (loss) from operations	(19,965)	20,525	(58,070)	(25,510)

Other income and expense:
Loss on debt settlement	-	-	-	(73,848)
Interest expense	(4,464)	(4,829)	(13,054)	(12,307)

Income (loss) before income taxes	(24,429)	15,696	(71,124)	(111,665)
Income tax benefit (expense)	-	-	(9,062)	(111,665)
Income (loss) from continuing operations	(24,429)	15,696	(80,186)	(111,665)
(Loss) from discontinued operations	-	-	-	-
Net income (loss)	$(24,429)	$15,696	$(80,186)	$(111,665)

Net loss per share – basic and diluted
Loss from continuing operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net loss per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	36,000,000	36,000,000	36,000,000	30,194,872

Comprehensive income (loss) gain:
Net income (loss)	$(24,429)	$15,696	$(80,186)	$(111,665)
Foreign currency translation (loss) gain	(1,475)	(394)	322	1,483
Comprehensive income (loss)	$(25,904)	$15,302	$(79,864)	$(110,182)

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended
	May 31,
	2012	2011
Cash flows from operating activities
Net loss	$(80,186)	$(111,665)
Adjustment to reconcile net loss to cash provided by (used in) operations:
Depreciation	1,325	2,358
Loss on debt settlement	-	73,848
Investor relations paid by common stock	-	48,000
Accrued interest	1,895	850
Changes in assets and liabilities:
Accounts receivable	15,944	(30,608)
GST receivable	1,061	(1,519)
GST payable	(1,335)	2,877
Corporate tax payable	-	431
Customer deposits	6,904	-
Accounts payable and accrued liabilities	19,463	34,891
Net cash provided by (used in) operating activities	(34,929)	19,463

Cash flows from Investing Activities
Furniture and equipment purchase	-	(320)
Net cash provided by (used in) investing activities	-	(320)

Cash flows from Financing Activities
Proceeds from loan payable	26,000	4,374
Proceeds from loan – related parties	-	885
Repayment of loan – related parties	-	(46)
Net cash provided by financing activities from continuing operations	26,000	5,213
Net cash provided by financing activities from discontinued operations	-	145
Net cash provided by financing activities	26,000	5,358

Effect of currency rate change on cash	91	1,522

Increase (decrease) in cash during the period	(8,838)	26,023
Cash, beginning of period	44,538	11,785
Cash, end of period	$35,700	$37,808

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Investor relations paid by common stock	$-	$48,000
Common stock issued in settlement of debt	$-	$70,152

The accompanying notes are an integral part of these consolidated financial statements

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012
(Stated in US Dollars)
(Unaudited)

NOTE 1 - Nature and Continuance of Operations

Organization:

Fresh Traffic Group Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on March 19, 2007.

The business of the Company is currently undertaken by its one wholly-owned subsidiary, Fresh Traffic Group Corp. The Company’s year-end is August 31.

We are currently an international online marketing and web optimization company with head offices based in Winnipeg, Manitoba, Canada. We  offer a wide variety of services including Online Marketing, Search Engine Optimization, Web Design, Campaign Management and Web Hosting to national and international client companies.

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

On October 26, 2010, the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) between the Company, Fresh Traffic Group Corp. (“Fresh Corp”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) on October 20, 2010. The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh Corp owned by the Fresh Shareholders in exchange for the issuance of 8,000,000 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh Corp by way of the issuance of up to 2,600,000 shares of common stock of the Company, of which a total of 2,400,000 were issued to a creditor of Fresh Corp who was an unrelated third party creditor.

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED  CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012
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

Accounts Receivable and accounting for bad debt and allowance- Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at May 31, 2012 and 2011 is Nil.

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED  CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012
 (Stated in US Dollars)
(Unaudited)

NOTE 2 - Summaries of Significant Accounting Policies (continued)

Property, Plant, and Equipment - Property, plant and equipment are stated at historical cost. Amortization is provided annually at rates calculated to write-off the cost of the assets over their estimated useful lives at the following rates:

•	Furnishings – 20% declining balance method
•	Computer equipment – 55% declining balance method

The following is a summary of property, plant, and equipment and accumulated depreciation:

	May 31, 2012	August 31, 2011
Furniture	$9,853	$9,853
Computer equipment	8,120	8,120
Less: accumulated depreciation	(13,383)	(12,058)
	$4,590	$5,915

Depreciation expense was $1,325 for the nine month period ended May 31, 2012 and $3,095 for the fiscal year ended August 31, 2011.

Foreign Currency Translation – The functional currency of Fresh Corp, the Company’s subsidiary, is the Canadian Dollar. The Company uses the United States dollar as its reporting currency. All transactions initiated in Canadian Dollars are translated to U.S. Dollar in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

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

No significant realized exchange gains or losses were recorded to May 31, 2012.

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

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012
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

Basic and Diluted Loss Per Share - In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At May 31, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Note 3 – Going Concern

The Company has experienced net losses to date, and though it generates revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our  ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations.

Note 4 – Accounts Receivable

The Company’s accounts receivable consists solely of trade receivables totaling $2,503 as of May 31, 2012 and $18,204 at August 31, 2011.

Note 5 – Customer Deposits

The Company records payments received from customers before services are provided as customer deposits in the consolidated balance sheets.

Note 6– Loan Payable

(a)
During the nine month period ended May 31, 2012, the Company obtained unsecured demand loans in the amount of $21,000 at an annual interest rate of 8% and in the amount of $5,000 at annual interest rate of 10%. Interest expenses incurred and associated with the demand loans totaled $947 during the nine month period ended May 31, 2012.

(b)
During the nine month period ended May 31, 2012, the Company accrued interest expenses totaling  $948 in respect of demand loans totaling $15,764 as at the fiscal year ended August 31, 2011.  There were no payments or additions to these loans during the period.

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUITIED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012
 (Stated in US Dollars)
(Unaudited)

Note 7 – Lease Agreement

On November 1, 2008, the Company’s subsidiary, Fresh Corp. leased office space in Winnipeg, Manitoba, Canada for five years for monthly rental payments of USD$6,532 (CAD$6,380) per month including estimated operating costs and applicable taxes. Lease Commitments – following five years:

Fiscal year ended: 2012	$18,644
2013	74,576
2014	12,430
$105,650

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

Note 8 – Common Stock

On December 7, 2010, the Company entered into a one-year agreement with a marketing company. Under the agreement, the marketing company was engaged to assist in the development and dissemination of the corporate information to various parties to further our business and opportunities. The Company agreed to make a twelve month commitment to pay the following non-refundable fees: (i) the sum of 800,000 restricted shares of common stock of the Company (the “Shares”) with 400,000 restricted shares payable upon the execution date of the agreement and 400,000 restricted shares payable six months from the execution date of the agreement. 400,000 restricted shares were issued on December 8, 2010. The issuance of 400,000 shares of common stock was valued at the market value of the stock on the issuance date. As a result, the Company recorded an investor relations expense of $48,000 during the fiscal year ended August 31, 2011.  The 400,000 shares due on June 8, 2011 were not issued by the Company as the Company disputed the services provided by the marketing company.  No demand for payment of the shares has been made by the marketing company and the Company does not expect any demand to be made, however, the Company has recorded the amount of $28,000 as a contingent liability, included in accounts payable and accrued liabilities on the balance sheets of the Company, based on the closing price of the shares of common stock of the Company on June 7, 2011 at $0.07 per share.  Should any demand for payment be made the Company intends to take legal action in regard to the non-performance of the marketing company.

Note 9 – Related Party Transactions

During the nine month period ended May 31, 2012, the Company paid to Mr. Jeremy Booth, the President of the Company, USD$52,553 (CAD$53,005) (2011-$29,900) for the provision of contract services including search engine optimization and internet marketing services. These fees were recorded as cost of goods sold and were paid in cash.

Note 10– Subsequent Events

The Company has been unable to raise any funds for its wholly owned subsidiary and to pay off past due or new debt as it occurs.   Management has determined that the current business of the Company is not suited to a public company venue and determined to access other business opportunities.  On June 19, 2012, the Company entered into an Assignment Agreement with Tellus Engineering Ltd. (“Tellus”) a Hong Kong corporation.  Tellus assigned the rights to a licensing agreement between Tellus and OOO” SGPStroy”, (“SGPStroy”) a Russian company for the patented technology developed by SGPStroy for ecologically safe carbonaceous waste reprocessing and production of synthetic power fuel.

FRESH TRAFFIC GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012
 (Stated in US Dollars)
(Unaudited)

Note 10– Subsequent Events (continued)

Pursuant to the terms of the Assignment Agreement, Tellus has agreed to assign all rights and interests to the licensing agreement with SGPStroy to the Company in exchange for the issuance of 10,000,000 restricted shares of common stock of the Company.  As a condition to Closing, the Company shall enter into a disposition agreement with Fresh Traffic Group Corp. (“Group Corp”) and its current officers and directors, whereby the Company shall transfer the shares of Group Corp. in exchange for the return of a total of 10,400,000 shares issued at the time of  the acquisition of Group Corp.    The Company shall enter into a further agreement with Group Corp. to settle the loan between the Company and Group Corp. in the amount of $14,691.74 by the issuance of a promissory note bearing 5% interest and payable by the Company on or before October 31, 2012.  As a condition to Closing, the Company shall effect a reverse split of its issued and outstanding shares of common stock on the basis of 1 share for every 75 shares currently held.  On June 26, 2012, the Board of Directors and shareholders holding a majority of the issued and outstanding shares of the Company voted for the reverse split and a name change of the Company to “Synergetics, Inc.”  The Company has filed a Preliminary 14C with the Securities and Exchange Commission and expects to file a definitive 14C and mail to shareholders on or about July 16, 2012.   No action will be undertaken in regard to the reverse split or the name change until 20 days after mailing of the definitive 14C to the shareholders and until FINRA approves the actions, at which time the name change will be filed with the Nevada Secretary of State.

The Company has agreed to use its best efforts to settle all outstanding debt on the balance sheet of the Company save for the debt owed to its auditors and to Group Corp.  Such debt settlements may be negotiated by the issuance of post-split shares but in any event no debt shall be settled at less than $0.005 per share.

There will be a change in the Company’s Board of Directors and executive officers at Closing.  Specifically, at Closing, Mr. W. Scott Lawler will resign as a member of the Company’s Board of Directors. In addition, at Closing, Mr. Lawler  will resign as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company.

Mr. Michael R. Wiechnik and Mr. Branislav Budimcic will be appointed to the Company’s Board of Directors.  It is expected that Mr. Wiechnik will be appointed as the Company’s new President.

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

General Development of Business

Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp. (formerly Slap, Inc.)) (the “Company”, “Fresh”, “we”, “our”, or “us”) was incorporated on March 19, 2007, in the State of Nevada as an oil and gas exploration company. We drilled an initial well on its oil and gas leases which was deemed a dry hole. We divested these oil and gas operations as no revenue was expected to be generated from those operations.

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

On January 10, 2010, we entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 900,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which owned a Wholly-owned Foreign Entity in the Republic of China from which it conducts its operations, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. Pursuant to the Agreement ECH became a wholly-owned subsidiary of the Company. The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction.  On February 8, 2010 we changed our name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business.

During June, 2010, upon receipt of final documentation with respect to acquisition of ECH noted above, we discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second company incorporated in China, the records for which were not able to be obtained by us for review. As a result, the Company, ECH, Sean Tan and DTS8 agreed to cancel the acquisition of DTS8 effective May 31, 2010 and all shares issued in respect of the transaction issued to Mr. Tan were cancelled and returned to treasury.  On July 1, 2011, we divested all interest in ECH to the directors and officers of ECH.

On January 29, 2010, the Company negotiated and entered into a global distribution agreement with Coffee Solutions Ltd. (“CSL”) whereby the Company was granted the rights to market and distribute CSL roasted Jamaica Blue Mountain Coffee. The distribution agreement was placed on hold while ECH completes the acquisition of the trademark and license agreement from the Coffee Industry Board. The Company assigned  this agreement to ECH on July 1, 2011.

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

On June 19, 2012, the Company entered into an Assignment Agreement with Tellus Engineering Ltd. (“Tellus”) a Hong Kong corporation.  Tellus assigned the rights to a licensing agreement between Tellus and OOO” SGPStroy”, (“SGPStroy”) a Russian company for the patented technology developed by SGPStroy for ecologically safe carbonaceous waste reprocessing and production of synthetic power fuel.

Pursuant to the terms of the Assignment Agreement, Tellus has agreed to assign all rights and interests to the licensing agreement with SGPStroy to the Company in exchange for the issuance of 10,000,000 restricted shares of common stock of the Company.  As a condition to Closing, the Company shall enter into a disposition agreement with Fresh Traffic Group Corp. (“Group Corp”) and its current officers and directors, whereby the Company shall transfer the shares of Group Corp. in exchange for the return of a total of 10,400,000 shares issued at the time of  the acquisition of Group Corp.    The Company shall enter into a further agreement with Group Corp. to settle the loan between the Company and Group Corp. in the amount of $14,691.74 by the issuance of a promissory note bearing 5% interest and payable by the Company on or before October 31, 2012.  As a condition to Closing, the Company shall effect a reverse split of its issued and outstanding shares of common stock on the basis of 1 share for every 75 shares currently held.  On June 26, 2012, the Board of Directors and shareholders holding a majority of the issued and outstanding shares of the Company voted for the reverse split and a name change of the Company to “Synergetics, Inc.”

The Company has agreed to use its best efforts to settle all outstanding debt on the balance sheet of the Company save for the debt owed to its auditors and to Group Corp.  Such debt settlements may be negotiated by the issuance of post-split shares but in any event no debt shall be settled at less than $0.005 per share.

There will be a change in the Company’s Board of Directors and executive officers at Closing.  Specifically, at Closing, Mr. W. Scott Lawler will resign as a member of the Company’s Board of Directors. In addition, at Closing, Mr. Lawler  will resign as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company.

Mr. Michael R. Wiechnik and Mr. Branislav Budimcic will be appointed to the Company’s Board of Directors.  It is expected that Mr. Wiechnik will be appointed as the Company’s new President.

Current Operations

Our primary business  currently consists of the operations as undertaken by Fresh, our wholly-owned subsidiary, those being the provision of internet marketing and search engine optimization (“SEO”) services to a diversified customer base.  It is expected that this business will be divested by August 31, 2012.

Liquidity & Capital Resources

As of May 31, 2012, our cash balance was $35,700, as compared to $44,538 for the fiscal year ended August 31, 2011. Accounts Receivable decreased to $2,503 as at May 31, 2012 compared to $18,204 in accounts receivables as at August 31, 2011 due to the collection of receivables by the Company. We have total current assets of $44,421 as at May 31, 2012 as compared to total current assets of $69,998 at August 31, 2011.

Accounts Payable and accrued payables increased to $151,011 as at May 31, 2012 from $131,503 at August 31, 2011, and loans payable increased from $17,199 (August 31, 2011) to $45,667 for the nine months period ended May 31, 2012, as the Company borrowed funds to pay for its continuing reporting obligations.   The Company’s liabilities mainly relate to the obligations of the parent corporation and the subsidiary corporation has determined that the funds to pay these obligations cannot currently come from its operations as it would leave insufficient funds for operations of the day to day business.  Therefore, the Company will be required to raise funds either by loans or by the sale of equity.   To date, the Company has been unable to raise sufficient funds to pay its parent obligations as they become due, however it has continued to raise funds to maintain its reporting status.

Due mainly to loans and payables for operations of our parent company, we have a working capital deficit as at May 31, 2012 of $165,439 as compared to a deficit of $86,900 as at August 31, 2011.

The continual costs for maintaining the Company’s public reporting status are eroding the profitability of the Company’s subsidiary, however, the Company has sufficient funds to continue operations of the subsidiary without seeking additional capital.  However, it continues to need to raise funds for the expenditures of the parent.  Management reviewed the benefits of continuing to operate as a public company due to the fact that it pays its parent’s obligations from the operating subsidiary. Management is currently finalizing the  acquisition described above whereby the current wholly-owned subsidiary will be divested for a return of shares to treasury and the new business will be acquired.   It is unknown at this time the funding that will be required pursuant to the new acquisition.  The acquisition will occur by way of the issuance of shares as the Company does not currently have any funds for an acquisition.   The Company is also be required to effect a name change and a restructure by way of a reverse split of its issued and outstanding shares on the basis of 1 share for each 75 shares currently issued in order to complete the acquisition and to issue new treasury shares after the restructure.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Revenues

Revenues for the three month period ended May 31, 2012 were $211,155 compared to revenues of $186,617 for the comparable prior year period. Revenues for the first nine months of the current fiscal year were $621,667 compared to revenues of $418,879 for the comparable prior year period. The increase in revenues from the prior year was primarily based on the fact that the Company is becoming further recognized in the industry and the fact that the market for advertising is shifting to a digital format making the Company’s services more desirable and in demand.

Cost of sales and gross profit

Cost of sales for the three and nine months period ended May 31, 2012 was $187,698 and $ 526,617, respectively, versus $109,968 and $246,888 for the same respective prior year periods. Profit margins for the three and nine months period ended May 31, 2012 was 12% and 15%, respectively, versus 41% and 10%. The increase in cost of sales and the decrease in profit margin are due to the fact that the Company's customers are utilizing a higher volume of pay per use services which result in extra costs to the Company for larger ad campaigns, staffing and payment of commissions to third party service providers, all of which services are less profitable than services provided solely by in house staff. As well, the Company retained an additional sales person to assist with client account servicing needs.

Operating Expenses

The Company incurred total operating expenses of $43,422 and $153,120 for the three and nine month periods ended May 31, 2012, as compared to $56,124, and $197,501 for the same periods in 2011, respectively. The decrease in the operating expenses is due to the fact that the Company undertook additional costs during the period ended November 30, 2010 related to the acquisition of Fresh Traffic Group Corp.

Other Income (Expense)

For the three and nine month periods ended May 31, 2012, the Company incurred interest expense of $4,464 and $13,054 respectively, due to financing charges on overdue payables to vendors and on short term loans, compared with $4,829 and $12,307 for the same three and six month periods ended May 31, 2011.

During the most recently completed nine month period ended May 31, 2012, the Company recorded an income tax expense of $9,062 with no comparable expense during the prior nine month period.

Net Loss

The Company recorded net losses of $24,429 and $80,186 from continuing operations for the three and nine month periods ended May 31, 2012, as compared to net income of $15,696 for the three months ended May 31, 2011, and net loss $111,665 for  nine months ended May 31, 2011, respectively.  These losses mainly relate to the costs of operations of the public company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of May 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2012:

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

Management's Remediation Initiatives

As of May 31, 2012, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this quarterly report on Form 10-Q for the period ended May 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
Number	Description
2.1	Share Exchange Agreement by and among the Company, Errol Gillespie, Garey Reynolds and Estate Coffee Holdings Ltd., a Maryland corporation dated January 10, 2009.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iv)	Amended Articles of Incorporation dated October 20, 2010 reflecting name change to Fresh Traffic Group Inc.	Filed herewith.
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.1	Farm-Out Agreement dated July 9, 2007 between Dar Energy Inc. and SLAP, Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.2	Global Distribution Agreement dated January 29, 2010 between Coffee Solutions Ltd and Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
10.3	Letter of Intent between the Company, Fresh Traffic Group and the shareholders of Fresh Traffic Group executed August 14, 2010.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the SEC on August 20, 2010.
10.4	Share Exchange Agreement dated October 20, 2010 between the Company, Fresh Traffic Group Corp., and the shareholders of Fresh Traffic Group Corp.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on November 5, 2010.
10.5	Assignment Agreement dated June 19, 2012 and approval of Licensor Agreement between the Company and Tellus Engineering Ltd.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on June 27, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH TRAFFIC GROUP INC.

Date:	July 16, 2012	By:	/s/ W. Scott Lawler
		Name:	W. Scott Lawler
		Title:	President, Secretary, Treasurer Chief Executive Officer, Principal Executive Officer, Principal Financial Officer