Form 10-K
period 2012-08-30
Synergetics, Inc.
filed 2013-01-23
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53703
Commission File Number

SYNERGETICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0531819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Preswick Dr., Medford, N.J.	08055
(Address of principal executive offices)	(Zip Code)

888-400-2860
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Yes	[ ]	No	[ X ]

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.012 on February 29, 2012 which is the last trading day of the second quarter, was approximately $336,000 as of February 29, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

60,109,753 common shares outstanding as of January 15, 2013

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

None

SYNERGETICS, INC.

PART I

ITEM 1.  BUSINESS

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012, that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see "Forward-Looking Statements" under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Company Overview

Synergetics, Inc. (formerly Fresh Traffic Group Inc. (formerly Estate Coffee Holdings Corp. (formerly Slap, Inc.))  (the “Company”, “Synergetics”, “we”, “our”, or “us”) was incorporated on March 19, 2007, in the State of Nevada as an oil and gas exploration company.  The Company drilled an initial well on its oil and gas leases which was deemed a dry hole.  The Company divested these oil and gas operations in fiscal 2010 as no revenue was expected to be generated from those operations in the immediate future.

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

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the owners of Estate Coffee Holdings Ltd. (“ECH”), a private company incorporated pursuant to the laws of the State of Maryland whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 12,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which owns a Wholly Owned Foreign Entity in the Republic of China from which it conducts its operations, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. DTS8 is a coffee roasting operation located in Mainland China.  Pursuant to the Agreement ECH became a wholly owned subsidiary of the Company.  The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction.

On February 8, 2010 the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business. It was under ECH, a wholly owned subsidiary of the Company, that the Company was to undertake its business activities in the coffee industry.

During June, 2010, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, that the ownership structure of the assets acquired by DTS8 included a second company incorporated in China, the records for which were not able to be obtained by the Company for review.  As a result, the Company, ECH, Sean Tan and DTS8 agreed to cancel the transaction effective May 31, 2010 and all shares issued in respect of the transaction were canceled.

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

On October 20, 2010, the Company, Fresh Traffic Group Corp., a private Manitoba, Canada company (“Fresh”), and  Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”) entered into a Share Exchange Agreement (the “Agreement”).  The Agreement provided for: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh owned by the Fresh Shareholders in exchange for the issuance of 106,667 shares of the common stock of the Company and (b) the settlement of a total of $71,973 of Fresh’s debt by way of the issuance of up to 34,666 shares of common stock of the Company. As a result of this agreement, on October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc., as Fresh Traffic Group Corp. had revenues and was to become the primary operating subsidiary of the Company.

On October 26, 2010, the Company acquired Fresh in accordance with above Agreement, by the issuance of 106,667 shares of the common stock of the Company to the Fresh Shareholders, in exchange for all of the issued and outstanding shares of Fresh held by the Fresh Shareholders.  Furthermore, as part of a debt settlement arrangement included as part of the Agreement, a total of 32,000 shares of common stock of the Company were issued to settle US$ 70,152 of Fresh outstanding debt at the time of the closing.

On July 1, 2011, the Company entered into an agreement with the officer and director of ECH, whereby the Company transferred all of the issued and outstanding shares of ECH as no revenue has been generated and no revenue is expected to be generated from those operations in the immediate future.

On August 28, 2012, the Company closed an Assignment Agreement (the “Assignment Agreement”) with Tellus Engineering Ltd. (“Tellus”) a Hong Kong corporation. Under the Assignment Agreement Tellus assigned the rights to certain licensing agreements between Tellus and OOO” SGPStroy”, (“SPStroy”) a Russian company for the patented technology developed by SGPStroy for ecologically safe carbonaceous waste reprocessing and production of synthetic power fuel. Among other actions, under the terms of the Assignment Agreement, the Company is to use its best efforts to settle all its outstanding debt through the issuance of its common stock at share prices of no less than $0.005 per share, except for the debt owed to its auditors and to Fresh Traffic Group Corp. Accordingly, on November 28, 2012, the Company issued 19,629,738 shares of its common stock to various creditors of the Company to settle certain outstanding indebtedness of the Company in the amount of $98,148.69 at the price of $0.005 per share.   The Company had entered into convertible promissory notes convertible at $0.005 for an additional $38,577.04 and has received a notice of election from the note holders.   The Company will be required to issue a total of 7,715,408 shares of common stock at $0.005 per share.   The Company is finalizing negotiations with its remaining creditors and hopes to have the majority of its outstanding debt settled prior to January 15, 2013.

On August 31, 2012, the Company sold its 100% wholly-owned subsidiary, Fresh Traffic Group Corp. (“Group Corp”) to Group Corp’s officers and directors in exchange for the return of the 138,667 shares of the Company's common stock issued at the time of the acquisition of Group Corp. and executed a promissory note in the amount of $14,691.74 and payable by the Company to Fresh Corp. on or before October 31, 2012.   As of December 26, 2012, the Company has not made payments on the note.

On September 15, 2012, the Company and Tellus entered into an Amended Assignment Agreement whereby the Company agreed to issue a total of 30,000,000 shares of its common stock to Inoculent pursuant to the amended assignment agreement entered into between the Company and Tellus in consideration for the assignment of certain licensing rights from Tellus to the Company.

On November 23, 2012, W. Scott Lawler resigned as Secretary, Treasurer, CFO and a member of the Board of Directors of the Company.   On November 28, 2012, Michael R. Wiechnik was appointed Secretary, Treasurer and Chief Financial Officer of the Company.

The Company is finalizing negotiations with its remaining creditors and hopes to have the majority of its outstanding debt settled prior to January 15, 2013.  Pursuant to the terms of the Tellus agreement, the debt cannot be settled at less than $0.005 per share.

Primary Strategy

In the last decade, the growing demand for electricity from emerging nations like China, India and Brazil has far exceeded the supply from traditional energy resources. This, along with serious focus on climate change, has resulted in a shift towards development of various renewable energy resources. Today's technological advancements have developed more efficient means of harnessing and using renewable energy sources and these sources are gaining increasing popularity. One such source is bioenergy or energy from biomass or organic matter. For centuries, biomass has been used by humans, mostly for cooking and heating. However, it was not until recently, that technologies were developed to extract this energy without causing much pollution.

Synergetics' plan is to offer a synergy of management, intellectual property and financial resources to commercialize "state-of-the-art" technologies which are both environmentally and economically sustainable to meet the increasing global demands for energy. Our first product offerings enable energy power providers to generate “Renewable Energy” through the conversion of biomass or other biological solid waste streams traditionally destined for landfill into clean energy. Additionally, we are evaluating prospects in the BioAlgae production, small wind and solar generation and energy storage markets in furthering our goal to provide leading technologies which are both environmentally and economically sustainable.

In August 2012, we acquired two exclusive licenses for patented technology for ecologically safe carbonaceous waste reprocessing and production of synthetic power fuel (the “AIST technology”). The technology has been developed by a credible team of scientists in Russia, previously funded by the Russian Government. The technology compared to others in the market is more efficient and can utilize more diversified raw material feed stocks making it more cost effective.

The Company is headquartered in the United States but intends to operate globally through a team of seasoned project managers and developer partnerships that it is currently developing. The Company intends to develop biomass to energy projects initially in the North American  and Balkans   Through the use of developer partnerships in South Eastern Europe, the Company also expects to distribute the AIST technology in the following Balkan countries; Bulgaria, Greece, Romania, Serbia, Montenegro, Bosnia and Herzegovina and Croatia.
.
Principal Products and Services and their Markets

Our plan is to offer DBOOT services (Design, Build, Operation, Ownership and Transfer) of turnkey biomass to energy power plants.  We own an exclusive license to provide the Russian invented and patented AIST technology in North America and the Balkan countries.

The AIST technology processes any carbonaceous waste (household and industrial waste, including rubber products, plastics and plastic materials, coal and oil sludge), to carry out remediation (cleaning) of land, water, wastewater, contaminated with petroleum and petroleum products resulting in the output of various types of synthetic fuels, thermal and  electric energy, and distilled water.

The AIST units have a closed loop that prevents any emissions into the atmosphere, and the characteristics of the fuel produced in relation to conventional fuels with emissions of harmful substances are 20-30 times less toxic. The energy released during combustion is 10-15 times higher than the performance of existing fuels. The resulting solid waste, can be used in road construction. A large amount of heat generated by the work unit "A-200" can be used for heating residential complexes, industrial buildings, greenhouses, sporting facilities. Installation of production units can be both fixed and movable, dependents on the needs of the clients.

Distribution Methods

The marketing and distribution of the AIST product line which includes at the moment the AIST-200, AIST-1000 and the AIST-1300 will be undertaken by direct marketing and sales to targeted customers engaged in the following industries:

1.	Municipalities and public utilities companies who handle municipal solid waste, rubber - plastic waste and medical waste on a daily basis.
2.	The timber industry – Example: turning the disposal from the timber processing into alternative sources of energy for industry needs (fuel, electricity and heat).
3.	The agricultural industry – Example: turning animal related waste into alternative sources of energy for industry needs (fuel, electricity and heat).
4.	The protective anti-bacterial industry – Example: turning the disposal of dead animals into alternative sources of energy for industry needs or sales on the commercial market.
5.	Sewage sludge conversion to alternative sources of energy (fuel, electricity and heat).
6.	Converting associated gas, heavy oil and brown coal and oil sludge into alternative sources of energy (fuel, electricity and heat).

Status of any Publicly Announced New Product

Through the end of the fiscal year covered by this report, the Company did not announce any new products or services, other than those detailed herein.

Competition

We operate in a highly competitive and changing environment.

We believe we have a patented, proven technology with high energy conversion and output. Our technology allows for diverse raw material inputs and is targeting a variety of customer markets and industries. The product can be flexible as it can be built and modified into module applications. It is more cost efficient compared to our competitors. Solutions, design and installation can be offered by us for both fixed and movable plants.   However, since we have not yet implemented our business plan we cannot determine whether we will be competitive in pricing or in technology, although we believe that we will be highly competitive with other companies offering a similar technology.

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

Currently, and in the future, as the industry grows, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our products.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The Company’s sole supplier will be OOO “SGPSTroy who will build and ship any units sold from their factory to the agreed end destination for the end user, therefore the Company will not have any requirement to source any raw materials.

 Dependence on One or a Few Major Customers

We intend to have a large client base, and will not be reliant on any one/few major customers, however there can be no assurance that we will have a large customer base or that we will in fact be able to contract with any customers for our technology.

We are targeting a growing biomass to energy market where in management’s opinion the expected demand is currently exceeding the supply capacity.

According to a market research report, published by the Global Industry Analysts, Inc. on 1 October 2011:

•
Over the years to come, biomass will grow within the biopower, biofuels, and bioproduct sectors. The market value of electricity generated from biomass in the United States was over $45 billion in 2011. About 70 per cent of all biomass in the world is used in the residential sector, while 14 per cent is used in industry and 11 per cent is transformed into electricity, heat, or another energy carrier such as liquid fuel or biogas.

•
Going forward, benefits from national level programs, energy efficiency incentives, and financial incentives targeting the expansion of the renewables market will create demand for additional biomass power capacity globally between 2012 and 2035.

According to the Indian Market Research Company, Taiyou Research:

•	Due to the low cost of biomass and indigenous nature, it accounts for almost 15% of the world's total energy supply and as much as 35% in developing countries, mostly for cooking and heating.
•	In 2010, total biomass installed capacity reached almost 60GW while more than 200TWh of electricity was produced using biomass feedstock.
•
With growing governmental support for renewable and increasing preference for large installations, the biomass installed capacity is estimated to grow at 6%-8% over the next few years while biomass power generation will grow at around 10%.

•	United States will remain the leading country both in terms of installed capacity and biomass power generation, followed by Brazil and Germany.

Patents and Trademarks

The Company holds licensing agreements for patented technology patented under the trademark of AIST-200, AIST-1000, and AIST-1300.   The exclusive license is for the North American market and in the Balkan countries, where the Licensee has been granted the sole right to use, market, advertise, promote, distribute and sell the Product in the mentioned territories. The license agreements may only be terminated in the event of default by us and only upon 90 days notice from the Licensor. The patent is owned by the Russian company OOO ”SGPStroy”.

Government Regulation

Biomass to energy applications are subject to various governmental approvals and commissioning procedures which vary with jurisdictions. A typical implementation process will need close governmental collaboration and will take between 16-18 months to fully develop and commission. Our team will have the experience to provide the full development process as a turnkey service.

When implementing biomass to energy projects with Municipal Solid Waste (“MSW”) as feedstock you are a subject to various permits and licenses regulated by both local and national Government departments, dependent on each jurisdiction. It requires close collaboration with local Government officers and Public Utility Companies in order to successfully implement and finalize the facilities. For commercial applications such as the timber and agriculture industry and with private clients, you still need to apply for various permits and licenses but compared to MSW as feedstock, the procedure is less complex.  Again each of the requirements is particular to the jurisdiction where the project is undertaken and will vary from one jurisdiction to another.

Research and Development Expenditures

We did not undertake any research and development activities and did not incur any research and development costs during the fiscal year ended August 31, 2012.

Ongoing, we expect our license provider will together with third party R&D partners provide updated technology support under a separate to be negotiated “Support and Maintenance” contract.

Environmental Matters

We will provide the technical support for our clients to determine compliance with environmental regulations of the applicable jurisdictions. The plan shall clearly address the needed Governmental permits and licenses in order to obtain a successful biomass to energy application.

Employees

The Company does not currently have any employees as it has just undertaken its change of business, all operations are currently undertaken by our sole officer and director.

Additional information

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.  RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development. An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment. In addition to the usual risks associated with investment in a business, the following is a general description of significant risk factors which should be considered. You should carefully consider the following material risk factors and all other information contained in this Annual Report before deciding to invest in our Common Shares. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Additional risks and uncertainties we do not presently know or that we currently deem immaterial may also impair our business, financial condition or operating results.

Risks Related to Our Business

We have limited operating history.  Accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives.

We have just finalized our licensing agreements and are setting in place operations.   We have no history of operations in our industry. Our limited operating history makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the early stages of any new business, as well as those risks that are specific to the biomass and energy industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles.

Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of our licensed technology. There can be no assurance that our efforts will be successful or result in continued revenue or profit.

One of our licenses is for the Balkans and there are risks in doing business in the Balkans which may impact on our ability to monetize our license and undertake profitable business.

Many of the Balkan countries have business risks that we may not encounter in the North American markets.   The Balkans has a high incidence of organized crime.  Further, monopolies and associated political corruption is more widespread in the Balkan region.   As well, patents protection relates only to patents registered in those particular countries.   All of these factors may impede our ability to do business profitably in the  Balkans.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  This could make it more difficult for us to raise funds and adversely affect our relationships with lenders, investors and suppliers.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. This indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business.  We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

Economic conditions could materially adversely affect us.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our licensed technology. These and other economic factors could have a material adverse effect on demand for our licensed technology and on our financial condition and operating results.

Under the current financial condition affecting the banking system and financial markets and given the possibility that financial institutions may consolidate or go out of business, there has been a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in delays, inability of customers to obtain credit to finance purchases of our licensed technology and/or customer insolvencies. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

We are currently dependent on one product to generate income.

 While our goal is to develop a diversified portfolio of renewal energy technologies, Synergistic’s AIST technology is currently our only product from which we can derive revenue. Lack of success in developing a commercial market for the product will not allow us to pursue further use of this technology platform.

We do not currently have the capital required to undertake our business plan and we may be unable to obtain any additional capital that we may require in the future, which could negatively impact our ability to operate or grow our business.

We expect that we will be able to raise the funds to commence operations, however, we currently do not have the capital required to commence operations and there can be no assurance that we will be successful in raising such required capital.

To the extent that we do not have sufficient capital to fund future operations including, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses, all of which require a substantial amount of capital and cash flow, we will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets in general, the fact that we are a new enterprise without a proven operating history and lack of successful case references creates significant impact on our abilities to raise operational funding. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations which are currently non-existent, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Price declines due to alternative energy discoveries or enhanced supply of oil could negatively impact demand for biodiesel and thus impact on our ability to market our licensed technology.

There can be no assurance that alternative energy or enhanced oil supply will not occur and thus the price for biofuels may decline impacting our ability to market our licensed products due to the lowering of the prices of fuel.

Strategic relationships upon which we may rely are subject to change, leading to uncertainty and a negative impact on our business.

Our ability to identify and enter into commercial arrangements for our licensed technology will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we intend to use the business relationships of our management in order to form strategic relationships. These relationships may take the form of contracts with private parties or local government bodies, and contractual arrangements with other companies.. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained, particularly if members of the management team leave us. In addition, the dynamics of our relationships with our licensor may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations and maintain the relationship. If we do not successfully establish or maintain strategic relationships, including the relationship with our licensor, our business may be negatively impacted.

The success of our business depends upon the continuing contributions of our Chief Executive Officer and other key personnel and our ability to attract other employees to expand our business.

We will rely heavily on the services of Michael Wiechnik, our Chief Executive Officer, as well as other senior management personnel that we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than Michael Wiechnik, Officer, who has experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

We plan to grow very rapidly, which will place strains on management and other resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process, and, to date, we have not implemented sophisticated managerial, operational and financial systems and controls. We may be required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage our expected growth, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our intended growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

Our commercial success will depend in part on the ability of the licensor of the technology to maintain protection of their intellectual property.

Our success will depend in part on the ability of the licensor of the technology to maintain or obtain and enforce patent and other intellectual property protection for the technologies and to preserve trade secrets, and to operate without infringing upon the proprietary rights of third parties. We cannot be certain that the creators of the technology were the first inventors of inventions covered by their patent and patent application or that they were the first to file. Accordingly, there can be no assurance that the patent and patent application are valid or will afford us with protection against competitors with similar technology. The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying our licensed biodiesel manufacturing processes may have a material adverse effect on our competitive position and business prospects. It is also possible that the technologies may infringe on patents or other intellectual property rights owned by others. If we are found liable for infringement, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market.

We face significant competition, which may negatively impact our future growth.

We face competition from other developers of biodiesel technologies.  Such competition could be intense thus driving down the price for our technology. Additionally, new companies are constantly entering the market, thus increasing the competition. Increased competition could also have a negative impact on our ability to obtain additional capital from investors. Larger foreign owned and domestic companies that have been engaged in this business for substantially longer periods of time may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

Our business is subject to local legal, political, and economic factors that are beyond our control.

We believe that the current political environment for construction of biodiesel and specialty chemical facilities is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the biodiesel and specialty chemicals industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in biodiesel and specialty chemicals, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

Our business will suffer if our customers cannot obtain or maintain necessary permits or licenses.

Our operations require that the end users of the technology have licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities.  While we will assist our clients in obtaining such permits and licenses we cannot be certain that they will obtain them or be able to maintain them if obtained.   The inability of our customers to obtain, loss of, or denial of, any of these licenses or permits may have a material adverse effect on our operations and financial condition.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties which may require us to forfeit property rights and may affect the value of our assets. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our prospects, business, financial condition and our results of operation.

Risks Relating to Our Organization

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under these rules, among other things, we must evaluate the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that as our business grows we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting.  The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Risks Relating to Our Common Stock

Our stock price may be volatile, so investors could lose their investment.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	sales of the common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

There may be a limited market for our securities..

We are currently quoted on the OTC Markets Group or in what are commonly referred to as the “pink sheets.” Under such circumstances, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and large investors.

Furthermore, for companies whose securities are quoted on the OTC Markets Group or the Pink Sheets, it is more difficult to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, making it difficult for us  to obtain needed capital.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers. We expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen, either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.

To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted above, our shares are currently quoted on the OTC-Markets Group and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.  PROPERTIES

We have no properties and have no agreements to acquire any properties.

The Company currently operates from the offices of its current President, Michael Wiechnik and the space is provided free of charge at this time. We believe that the foregoing arrangements are sufficient for our current operational needs; however, these arrangements will not be sufficient as we implement our business plan.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Markets QB (OTC/QB) under the trading symbol “SYNG”.Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended August 31, 2012 and August 31, 2011.

For Year Ended August 31, 2012	High ($)		Low ($)
4th Quarter ended 8/31/2012	0.004	*	0.001	*
3rd Quarter ended 5/31/2012	0.01		0.003
2nd Quarter ended 2/28/2012	0.085		0.01
1st Quarter ended 11/30/2011	0.15		0.02
For Year Ended August 31, 2011
4th Quarter ended 8/31/2011	0.30		0.09
3rd Quarter ended 5/31/2011	0.80		0.30
2nd Quarter ended 2/28/2011	0.70		0.07
1st Quarter ended 11/30/2010	0.0167		0.0167

*  These shares prices do not show the effects of the reverse split which was declared effective by FINRA on August 31, 2012.   The high and low prices for the quarter ended August 31, 2012 were 0.3001 and 0.075 respectively after impacting the reverse split.

The above information was taken from data on OTC Markets Group.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 27, 2012, there were 11 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Liquidity & Capital Resources

As of August 31, 2012, our cash balance was $nil, as compared to $44,538 for the fiscal year ended August 31, 2011. We have total current assets of $Nil as at August 31, 2012 as compared to total current assets of $69,998 at August 31, 2011. This decrease is related to the divestiture of the discontinued operations.   All of the assets as at August 31, 2011 were related to the discontinued operations and the Company had no assets either at the period ended August 31, 2012 or August 30, 2011.

Accounts Payable and accrued liabilities decreased to $75,732 as at August 31, 2012 from $121,385 at August 31, 2012, and there was a decrease in loans payable from $17,199 for the fiscal year ended August 31, 2011 to $14,692 for the fiscal year ended August 31, 2012.  However, the Company issued convertible notes for outstanding debt in the amount of $136,726 as at August 31, 2012 with no comparable liability for August 31, 2011.   Subsequent to the fiscal year end, the Company received elections to convert from certain note holders and has converted all of the debt under the convertible notes as of the date of this filing.   All of the current liabilities totaling $227,150 reflected as at August 31, 2012 are related to the operations of the Company for the fiscal year ended August 31, 2012 as compared to August 31, 2011 where the liabilities of $156,898 included $18,314 for the subsidiary, now reflected as discontinued operations.    The increases in liabilities are related to our corporate operations for our public reporting requirements both in 2012 and 2011. To date, the Company has been unable to raise sufficient funds to pay its obligations as they become due.

We have a working capital deficit as at August 31, 2012 of $227,150 as compared to a deficit of $86,900 as at August 31, 2011.

We do not have sufficient funds to undertake our current operations or to pay our current expenses as they come due.  The Company has recently undertaken the divestiture of its subsidiary, Fresh Traffic Group Corp. and will have no further access to its cash to maintain operations.   Further, the Company has undertaken a new project in the field of bioenergy that will require substantial funding.   The Company is currently evaluating the capital requirements to commence operations which it anticipates will be $500,000 of which $50,000 is allocated to maintaining its public company status and the balance is allocated to identifying and retaining employees, marketing and general and administrative expenses.

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

Results of Operations

For the fiscal year ended August 31, 2012, loss from operations totaled ($150,371) as compared to a loss from operations of ($124,152) for the fiscal year ended August 31, 2011.   The increase was due mainly to the impairment of assets related to our new acquisition in the amount of $88,000 with no comparable impairment as at August 31, 2011 and offset by a decrease in investor relations  to $Nil in fiscal 2012 as compared to $76,000 in fiscal 2011.

After giving effect to discontinued operations, the Company had no revenues to report for fiscal 2012 or 2011.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
REPORT AND FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To The Board of Directors Synergetics, Inc. Medford, New Jersey

We have audited the accompanying consolidated balance sheets of Synergetics, Inc. ( formerly Fresh Traffic Group Inc.),  (the Company) and subsidiary as of August 31, 2012 and 2011, and the related consolidated statements of operations, changes in  stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from re-entering the development stage on August 28, 2012 through August 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 Suite A, 5/F Max Share Center 373 Kings Road North Point Hong Kong (T) 852.21.555.333 (F) 852.21.165.222
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergetics, Inc.   and  subsidiary as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended,  and for the period from re-entering the development stage on August 28, 2012 through August 31, 2012,   in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements  have been prepared assuming that the Company  will continue as a going concern. As discussed in Note 3  to the consolidated financial statements, the Company has suffered losses from operations,  and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 3, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

abcpas.net	/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC Salt Lake City, Utah January 15, 2013

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	August 31, 2012	August 31, 2011 (Consolidated)
ASSETS
Current
GST receivable	$-	$5,577
Current assets of discontinued operations	-	64,421
Total Current Assets	-	69,998

Other assets of discontinued operations	-	25,555
Total Assets	$-	$95,553

LIABILITIES
Current
Accounts payable and accrued liabilities	$75,732	$121,385
Loans payable	14,692	17,199
Convertible notes	136,726	-
Current liabilities of discontinued operations	-	18,314
Total Current Liabilities	227,150	156,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
10,479,998 and 480,000 common shares issued and outstanding at August 31, 2012 and August 31, 2011, respectively	10,480	480
Shares receivable	(139)	-
Shares payable	30,000	-
Additional Paid-in Capital	315,464	140,999
Deficit accumulated	(428,560)	(204,301)
Deficit accumulated during development stage	(154,395)	-
Accumulated other comprehensive income (loss)	-	1,477
Total Stockholders’ (Deficit)	(227,150)	(61,345)
Total Liabilities and Stockholders’ (Deficit)	$-	$95,553

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)

	Fiscal Year ended August 31,		Date of re-entering the development stage (August 28, 2012) to
	2012	2011 (Consolidated)	August 31, 2012
Operating Expenses
Professional fees	$41,125	$41,439	$-
Impairment of assets	88,000	-	88,000
Director fees	5,000	-
Investor relations	-	76,000	-
Other general and administrative expenses	16,246	6,713	198
Total operating expenses	150,371	124,152	88,198
(Loss) from operations	(150,371)	(124,152)	(88,198)

Other income (expense)
(Loss) on debt settlement	-	(73,848)	-
Interest expense	(153,807)	(18,925)	(170)

Income (loss) before income taxes	(304,178)	(216,925)	(88,368)
Income tax benefit (expense)	-	-	-
Income (loss) before continuing operations	(304,178)	(216,925)	(88,368)
Income (loss) from discontinued operations	(74,476)	35,491	(66,027)
Net income (loss)	$(378,654)	$(181,434)	$(154,395)

Net (loss) per share – basic and diluted
(Loss) from continuing operations	$(0.38)	$(0.51)
Gain (Loss) from discontinued operations	(0.09)	0.08
Net (loss) per share	$(0.47)	$(0.43)

Weighted average number of shares outstanding – basic and diluted	807,627	422,108

Comprehensive income (loss) gain:
Net income (loss)	$(378,654)	$(181,434)
Foreign currency translation (loss) gain	(1,477)	(588)
Comprehensive income (loss)	$(380,131)	$(182,022)

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 (Stated in US Dollars)

					Additional	Deficit		Accumulated
	Common Stock		Shares	Shares	Paid-in	Accumulated	Deficit	Other
	Shares	Amount ($)	Receivable ($)	Payable ($)	Capital ($)	Development stage ($)	Accumulated ($)	Comprehensive ($)	Total ($)
Balance, August 31, 2009	106,667	107	-	-	7	-	20,220	1,683	22,003
Foreign currency transaction adjustment	-	-	-	-	-	-	-	382	382
Net loss for the period	-	-	-	-	-	-	(43,087)	-	(43,087)
Balance, August 31, 2010	106,667	107	-	-	(7)		(22,867)	2,065	(20,702)
Shares issued for debt	32,000	32	-	-	143,968	-	-	-	144,000
Reverse acquisition dated October 27, 2010	336,000	336	-	-	(55,335)	-	-	-	(54,999)
Shares issued for investor relations services	5,333	5	-	-	47,995	-	-	-	48,000
Disposal of subsidiary	-	-	-	-	4,378	-	-	-	4,378
Foreign currency transaction adjustment	-	-	-	-	-	-	-	(588)	(588)
Net loss for the period	-	-	-	-	-	-	(181,434)	-	(181,434)
Balance, August 31, 2011	480,000	480	-	-	140,999	-	(204,301)	1,477	(61,345)
Fractional shares not issued on reverse stock split	(2)	-	-	-	-	-	-	-	-
Beneficial conversion features	-	-	-	-	136,726	-	-	-	136,726
Disposition of subsidiary	-	-	(139)	-	(10,261)	-	-	-	(10,400)
Shares issued in connection with acquisition of technology rights	10,000,000	10,000	-	30,000	48,000	-	-	-	88,000
Foreign currency transaction adjustments	-	-	-	-	-	-	-	(1,477)	(1,477)
Net loss for the period	-	-	-	-	-	(154,395)	(224,259)	-	(378,654)
Balance, August 31, 2012	10,479,998	10,480	(139)	30,000	315,464	(154,395)	(428,560)	-	(227,150)

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Fiscal Year ended August 31,		Date of re-entering the development stage
	2012	2011 (Consolidated)	(August 28, 2012) to August 31, 2012
Cash flows from operating activities
Net loss	$(378,654)	$(181,434)	$(154,395)
Add: loss (income) from discontinued operations	74,476	(35,491)	66,027
Adjustment to reconcile net loss to cash provided by (used in) operations:
Impairment of assets	88,000	-	88,000
Loss on debt settlement	-	73,848	-
Investor relations paid by common stock	-	48,000	--
Amortization of beneficial conversion features	136,726
Accrued interest	4,740	1,167	170
Write off GST receivable	5,577	-	5,577
Changes in assets and liabilities:	-	-	-
GST receivable	-	(1,365)	(5,577)
Accounts payable and accrued liabilities	35,635	78,209	198
Net cash provided by (used in) continuing operations	(33,500)	(17,066)	-
Net cash provided by (used in) discontinued operations	34,933	44,893	-
Net cash provided by (used in) operating activities	1,433	27,827	-

Cash flows from Investing Activities
Reduction to cash on hand, disposition of subsidiary (Note 4)	(69,646)	-	-
Net cash provided by (used in) continuing operations	(69,646)	-	-
Net cash provided by (used in) discontinued operations	(1,689)	(320)	-
Net cash provided by (used in) investing activities	(71,335)	(320)	-

Cash flows from Financing Activities
Proceeds from loans payable	33,500	4,374	-
Net cash provided by financing activities	33,500	4,374	-
Net cash used in discontinued operations	(10,776)	536	-
Net cash provided by financing activities	22,724	4,910	-

Effect of currency rate exchange on cash	2,640	336	-

Increase (decrease) in cash during the period	(44,538)	32,753	-
Cash, beginning of period	44,538	11,785	-
Cash, end of period	$-	$44,538	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued in settlement of debt	$-	$70,152	-
Accounts payable converted to convertible notes	83,834	-	-
Loan payable converted to convertible notes	52,892
	$136,726	$70,152	$-
The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

NOTE 1 - Nature and Continuance of Operations

Organization:

Synergetics, Inc. (the “Company”, “Synergetics”, “we”, “us”, “our) (formerly Fresh Traffic Group Inc., Estate Coffee Holdings Corp., and Slap Inc.) was incorporated in the State of Nevada, United States of America on March 19, 2007 to engage in the business of oil and gas exploration, development, production and acquisitions.

On November 2, 2009, the Company filed with the State of Nevada a forward split of its authorized and issued shares of common stock on the basis of nine-for-one in the form of a special stock distribution to stockholders of record as of November 2, 2009.

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 12,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operated as a Wholly Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. Pursuant to the Agreement, ECH became a wholly-owned subsidiary of the Company. The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction. Subsequently, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review. As a result, the acquisition of DTS8 Holdings Co. Ltd. by the Company’s wholly-owned subsidiary ECH was cancelled with return of the 12,000 shares held by Mr. Tan to treasury and the cancellation of the promissory note. On February 8, 2010, the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business.

On October 20, 2010, the Company changed its name from Estate Coffee Holdings Corp. to Fresh Traffic Group Inc. due to the acquisition of Fresh Traffic Group Corp., which was acquired as an operating subsidiary as detailed below.

On October 26, 2010, the Company completed a closing (the “Closing”) of a Share Exchange Agreement (the “Agreement”) between the Company, Fresh Traffic Group Corp. (“Fresh Corp”) and Jeremy Booth, Kim Lewis and Dmytro Hrytsenko (collectively the “Fresh Shareholders”). The Agreement provided: (a) for the purchase by the Company of all of the issued and outstanding shares of Fresh Corp owned by the Fresh Shareholders in exchange for the issuance of 106,667 shares of the common stock of the Company; (b) the settlement of a total of CDN$71,973 of debt on the balance sheet of Fresh Corp by way of the issuance of up to 34,666 shares of common stock of the Company, of which a total of 32,000 shares were issued to a creditor of Fresh Corp who was an unrelated third party creditor.

On June 19, 2012, Fresh Traffic Group Inc. entered into an Assignment Agreement (the “Assignment Agreement”) with Tellus Engineering Ltd. (“Tellus”) a Hong Kong corporation.  Under the Assignment Agreement Tellus agreed to assign the rights to a licensing agreement between Tellus and OOO” SGPStroy”, (“SGPStroy”) a Russian company for the patented technology developed by SGPStroy for ecologically safe carbonaceous waste reprocessing and production of synthetic power fuel.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

NOTE 1 - Nature and Continuance of Operations (continued)

Pursuant to the terms of the Assignment Agreement and the amendments thereto, Tellus assigned all rights and interests to the licensing agreement with SGPStroy to the Company in exchange for the issuance of 40,000,000 restricted shares of common stock of the Company.

On August 28, 2012, the Company and Tellus agreed to waive certain conditions to Closing and closed the acquisition, at that time the Company divested of the shares of its then wholly owned subsidiary, Fresh Traffic Group Corp.(“Fresh Corp”) in exchange for the return to treasury for cancellation of a total 138,667 shares of the Company, the issuance of a promissory note in the amount of $14,691.74 to Fresh Corp. and the reverse split of the then issued and outstanding shares of the Company on the basis of 1 for 75, the name change of the Company to Synergetics, Inc. and the Company’s agreement to use its best efforts to settle certain debt on the balance sheet of the Company at no less than $0.005 per share.   The forward split and name change were approved by FINRA on August 30, 2012 and effected on that date.  The effect of this reverse split has been retroactively applied to the common stock balances at August 30, 2012, and reflected in all common stock activity presented in these financial statements.  These financial statements include the consolidation of Fresh Corp. up to and including August 28, 2012, which operations are reflected as discontinued operations as at the fiscal period ended August 31, 2012 and 2011.

The Company is in the development stage, as a result of the acquisition of certain license agreements under an Assignment Agreement which closed  on August 28, 2012 (refer to Note 5) and the disposition of Fresh Corp.

NOTE 2 - Summaries of Significant Accounting Policies

The financial statements present the consolidated operations of the Company and its wholly-owned subsidiary, Fresh Corp. for the fiscal year ended August 31, 2011 and for the period September 1, 2011 to August 28, 2012, at which point the operations of subsidiary Fresh Corp. have been represented as discontinued in current and prior comparative periods. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Revenue Recognition –

The Company’s former subsidiary, Fresh Corp. recognized revenue on products and services when the following criteria was satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue is primarily generated through term-based contracts with clients that require a flat monthly fee for services rendered on a monthly basis, depending on the service level provided under the contract. We record the service revenue on a straight line basis over the contract period.

The Company is in the process of determining the revenue recognition policy for revenues expected to be generated  from the recently acquired licensing rights. (Note 5).

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

NOTE 2 - Summaries of Significant Accounting Policies (continued)

Cash and Cash Equivalents –

 For purposes of the statement of cash flow, we consider all cash in banks, money market funds, and certificates of deposit with an original maturity date of less than three months to be cash equivalents.

Accounts Receivable and accounting for bad debt and allowance –

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts relative to the Company’s discontinued business operations at August 28, 2012 and August 31, 2011 is Nil.  As at August 31, 2012, the Company has written down the previously recorded receivable for Canadian Goods and Services Tax due to the Company in the amount of $6,218 due to the fact that the timing of the recoverability of the amounts is presently unknown.

Property, Plant, and Equipment –

Currently the Company has no property, plant or equipment.  Assets of the Company’s former subsidiary, Fresh Corp. are stated at historical cost at the date of disposal. Amortization is provided annually at rates calculated to write-off the cost of the assets over their estimated useful lives at the following rates:

•	Furnishings – 20% declining balance method
•	Computer equipment – 55% declining balance method

The following is a summary of property, plant, and equipment, including accumulated depreciation as at the date of disposal:

	August 28, 2012	August 31, 2011
Furniture	$9,853	$9,853
Computer equipment	9,808	8,120
Less: accumulated depreciation	(13,383)	(12,058)
	$6,278	$5,915

Depreciation expense totaled $1,325 for the fiscal year ended August 31, 2012 and $3,095 for the fiscal year ended August 31, 2011, which amounts are included as part of discontinued operations.

Impairments –

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company holds investments in companies having operations or technologies in areas that are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. An investment impairment charge is recorded if it is believed an investment has experienced a decline in value that is other than temporary.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

NOTE 2 - Summaries of Significant Accounting Policies (continued)

Foreign Currency Translation –

The functional currency of Fresh Corp., the Company’s former subsidiary was the Canadian Dollar. The Company uses the United States dollar as its reporting currency. All transactions initiated in Canadian Dollars are translated to U.S. Dollar in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

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

No significant realized exchange gains or losses were recorded to August 31, 2012.  In future reporting periods the Company’s functional currency will be the United States Dollar.

Financial Instruments –

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Comprehensive Income (Loss) –

ASC Topic No. 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive income or loss is comprised of net earnings or loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustments.

Income Taxes –

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

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

NOTE 2 - Summaries of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share –

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2012, the Company has entered into convertible loan agreements whereby the holders may acquire up to 27,345,200 shares of the Company’s common stock, which are  anti-dilutive and excluded in the loss per share computation.

Reclassifications –

Certain reclassifications have been made tothe prior year’s consolidated financial statements and notes thereto for comparative purposes to conform tothe current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Note 3 – Going Concern

 These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception as of August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with funds raised from loans as may be negotiated and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.
.
Note 4 – Disposition of Assets

Pursuant to shareholder and board approval on June 26, 2012, on August 31, 2012, effective August 28, 2012, the Company finalized the disposition agreement with Fresh Corp. and its officers and directors.   Under the disposition agreement, the Company transferred the shares of Fresh Corp. in exchange for the return of a total of 138,667 shares of the Company's common stock issued at the time of the acquisition of Fresh Corp., and executed a promissory note in the amount of $14,691.74 payable by the Company on or before October 31, 2012.  The Company has received back the 138,667 shares for return to treasury pursuant to the agreement.

The historical assets and liabilities at August 28, 2012, and 2011 are classified as discontinued operations in the accompanying consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follow:

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)
Note 4 – Disposition of Assets (continued)

Assets and liabilities of discontinued operations:
	August 31, 2012	August 31, 2011
Assets
Current assets
Cash	$-	$44,538
Accounts receivable	-	18,204
GST receivable	-	1,679
Total current assets	-	64,421

Property, plant and equipment, net	-	5,915
Security deposit	-	19,640
Total assets	$-	$89,976

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$-	$10,118
Customer deposit	-	4,622
GST payable	-	3,000
Loan payable – related party	-	574
Total current liabilities	-	18,314

Total liabilities	$-	$18,314

Gain (Loss) on disposition of operations:
138,667 shares of common stock returned to the company for cancellation	$10,400
Foreign exchange	4,035
Net assets disposed	(80,462)
$(66,027)

Assets and liabilities of discontinued operations at the date of disposition:
Assets
Cash	$69,646
Accounts receivable	3,178
Prepaid expenses	10,649
Notes receivable	14,692
Security deposit	19,640
Property, plant and equipment, net	6,279
Total assets	124,084

Liabilities
Accounts payable and accrued liabilities	(3,620)
Customer deposits	(37,649)
GST payable	(2,353)
Total liabilities	(43,622)
Net assets	$80,462

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

Note 5 – Acquisition of licensing agreements

On June 19, 2012, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with Tellus Engineering Ltd. (“Tellus”) a Hong Kong corporation.  Under the Assignment Agreement Tellus agreed to assign the rights to certain licensing agreements between Tellus and OOO” SGPStroy”, (“SGPStroy”) a Russian company for the patented technology developed by SGPStroy for ecologically safe carbonaceous waste reprocessing and production of synthetic power fuel.

Pursuant to the terms of the Assignment Agreement and the amendment thereto described below, Tellus assigned all rights and interests to the licensing agreements with SGPStroy to the Company in exchange for the issuance of 40,000,000 restricted shares of common stock of the Company.     On August 28, 2012, the Company and Tellus agreed to waive certain conditions to Closing and closed the acquisition.

The Company issued 10,000,000 shares of the common stock of the Company to Tellus on August 27, 2012.

Further to the Assignment Agreement between Tellus (“Assignor”) and the Company (“Assignee”), both Tellus and the Company had agreed to issue a total of 30,000,000 restricted shares to Inoculent BioTech (Holdings) Corporation (“Inoculent”), however the Assignment Agreement failed to reference the issuance of the shares to Inoculent and the shares were not issued on closing.   On September 15, 2012, the Company and Tellus entered into an Amended Assignment Agreement whereby they amended the share consideration to be issued to Assignor to be 40,000,000 restricted shares of the common stock of Assignee.

The 40,000,000 shares were valued at $88,000 in consideration for the assignment of certain licensing rights from Tellus to the Company at $0.0022 per share which was the bid price of the stock on August 27, 2012 and the last trading price of the stock.

An impairment loss of $88,000 on the certain licensing rights was recognized in the profit and loss account.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

Note 6– Loans Payable

(a)
During the fiscal year ended August 31, 2012, the Company issued unsecured demand loans in the amount of $21,000 at an annual interest rate of 8% and in the amount of $12,500 at annual interest rate of 10%.  On July 17, 2012, the total principal amount of $33,500 with accrued interest expenses of $1,243 was refinanced as convertible notes. (see Note 7 – Convertible notes)

(b)
The Company received notification that as of July 17, 2012, the principal demand loans of $15,764 with accrued interest $2,385 had been assigned to a third party and the Company refinanced these debts in the form of convertible notes. (See Note 7 – Convertible notes)

(c)
As of August 28, 2012, the Company issued a promissory note in the amount of $14,692. due and payable by the Company on or before October 31, 2012 in regard to the disposition of Fresh Corp. (see note 4).  This amount was not repaid by October 31, 2012 as agreed and remains immediately due and payable.

Note 7– Convertible Notes

On July 17, 2012, the Company settled loans payable totaling $52,892 by way of the issuance of convertible notes. The convertible notes are demand loans, with interest payable annually at 10% per annum. The convertible notes are unsecured and are convertible from the date of issuance into shares of common stock at a deemed price of $0.005 per share, for a total issuance of 10,578,296 shares, if converted. (See Note 6 – Loans payable)

On July 17, 2012, the Company settled accounts payable totaling of $83,834 by way of the issuance of a convertible note. The convertible note is a demand loan, with interest payable annually at 18% per annum. The convertible note is unsecured and is convertible from the date of issuance into shares of common stock at a deemed price of $0.005 per share, for a total issuance of 16,766,850 shares, if converted.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $136,726 on the notes. This value was recorded as a discount on debt and offset to additional paid in capital. Since the convertible notes were convertible at any time from the date of issue, the discount amounts have been recorded as interest expense in full.

	June 30, 2012	Issue Date
Convertible Promissory Note – face value, due on demand	$83,834	$83,834
Convertible Promissory Note – face value, due on demand	18,149	18,149
Convertible Promissory Note – face value, due on demand	34,743	34,743
Total convertible promissory note – face value	136,726	136,726
Less: beneficial conversion feature	-	(136,726)
	$136,726	$-

August 31, 2012
Amortization of debt discount	$136,726
Interest at contractual rate	2,547
$139,273

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

Note 8 – Common Stock

On December 7, 2010, the Company entered into a one-year agreement with a marketing company. Under the agreement, the marketing company was engaged to assist in the development and dissemination of the corporate information to various parties to further our business and opportunities. The Company agreed to make a twelve month commitment to pay the following non-refundable fees: (i) the sum of 10,667 restricted shares of common stock of the Company (the “Shares”) with 5,333 restricted shares payable upon the execution date of the agreement and 5,334 restricted shares payable six months from the execution date of the agreement. 5,333 restricted shares were issued on December 8, 2010. The issuance of 5,333 shares of common stock was valued at the market value of the stock on the issuance date. As a result, the Company recorded an investor relations expense of $48,000 during the fiscal year ended August 31, 2011. The 5,334 shares due on June 8, 2011 were not issued by the Company as the Company disputed the services provided by the marketing company. No demand for payment of the shares has been made by the marketing company and the Company does not expect any demand to be made, however, the Company has recorded the amount of $28,000 as a liability, included in accounts payable and accrued liabilities on the balance sheets of the Company, based on the closing price of the shares of common stock of the Company on June 7, 2011 at $5.25 per share. Should any demand for payment be made the Company intends to take legal action in regard to the non-performance of the marketing company.

The Company was required to issue a total of 40,000,000 shares of common stock in consideration for the assignment of certain licensing rights from Tellus to the Company at a deemed price of $0.0022 per share, which was the bid price of the stock of the Company on August 27, 2012 and the last trading price of the stock. 10,000,000 shares were issued on August 28, 2012 and 30,000,000 shares were issued subsequently on September 15, 2012.

Under the terms of the disposition agreement certain shareholders of the Company that had received shares on the acquisition of Fresh Corp agreed to return a total of 138,667 shares to the Company for cancellation, which shares are reflected on the balance sheet as “Shares Receivable” in the amount of $(139).  The shares were surrendered and canceled subsequent to the period ended August 31, 2012.

Note 9 – Related Party Transactions

During the fiscal year ended August 31, 2012, the Company paid Mr. Jeremy Booth, a prior officer and director of the Company and  the Company’s then wholly owned subsidiary, Fresh Corp. the amount of USD$64,512 (CAD$65,119) (2011-$44,754) for the provision of contract services including search engine optimization and internet marketing services. These fees were recorded as cost of goods sold and were paid in cash.

As part of the transactions discussed above in Note 4 – Disposition of Assets, Kim Lewis and Jeremy Booth, prior officers and directors of the Company each respectively returned a total of 26,667 shares to treasury and Dmytro Hrytsenko, an affiliated shareholder, returned a total of 53,333 shares to treasury.

During the fiscal year a director and a former officer  of the Company charged the Company $5,000 for directors fees which amount is included in accounts payable and remains outstanding as at August 31, 2012.

Note 10 – DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

	August 31, 2012	August 31, 2011
Deferred tax assets	$174,800	$61,300
Non-capital loss carry forward	-	-
Valuation allowance for deferred tax asset	(174,800)	(61,300)
	$-	$-

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

Note 10 – DEFERRED TAX ASSETS (continued)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of one hundred percent (100%) against all available income tax loss carry-forwards, regardless of their time of expiration because the Company’s ability to use its net operating loss carry forwards may be unlikely as a result of its history of unprofitable activities, as well as changes in ownership and business activities.

At August 31, 2012, the Company has estimated accumulated operating losses totaling  $582,955, which may be available to reduce taxable income in future years. These losses expire beginning in 2027.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of ASC Topic 740, the Company has neither recognized an increase in liabilities resulting from income taxes payable nor a reduction to refundable income taxes receivable.

The Company has no tax position at August 31, 2012 and August 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2012 or August 31, 2011. As stated above, the Company’s utilization of any net operating loss carry forwards may be unlikely as a result of its current unprofitable activities, as well as changes in ownership and business activities.

Note 11– Subsequent Events

On September 15, 2012, the Company and Tellus entered into an Amended Assignment Agreement in order to correct certain language which had inadvertently been omitted in the original Agreement.  As a result of the aforementioned amendments, the Company issued a total of 30,000,000 shares of its common stock to Inoculent Biotech (Holdings) Corporation in consideration for the assignment of certain licensing rights from Tellus to the Company.

On November 23, 2012, W. Scott Lawler resigned as Secretary, Treasurer, CFO and a member of the Board of Directors of the Company.   On November 28, 2012, Michael R. Wiechnik was appointed Secretary, Treasurer and Chief Financial Officer of the Company.

On November 28, 2012, the Company issued a total of 19,629,738 shares of its common stock to various creditors of the Company pursuant to elections to convert certain debt of the Company in the amount of $98,149 at the price of $0.005 per share. Refer to Note 7 – Convertible Notes above.

The Company received notice of election to convert the remaining amounts due under the convertible notes totaling $38,577, convertible into 7,715,400 shares of common stock.   As at January 15, 2013,  the shares had not yet been issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, comprised of our sole director that is the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of August 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2012:

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

Management's Remediation Initiatives

As of August 31, 2012, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Name	Age	Position	Term of Office
Michael R. Wiechnik	50	President, CEO, and Director CFO,Treasurer,Secretary	From August 28, 2012 to present From November 28, 2012 to present

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

Michael R. Wiechnik - President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Member of the Board of Directors

On August 28, 2012, Mr. Michael R. Wiechnik was appointed to the Board of Directors of the Company and as President of the Company.

From July, 2011 to present, Mr. Wiechnik has been a self-employed consultant, consulting to various green entities.  From November 1973 to June, 2011 when he retired, Mr. Wiechnik was employed by the State of New Jersey; initially he was employed in 1973 by the Governor’s Office – Parole Board where he was responsible for developing programs and administrative policies and procedures for the newly created full time parole authority.  In 1976 the State of New Jersey elevated the Division of Correction and Parole to cabinet level status by establishing the Department of Corrections (DOC). Mr. Wiechnik was asked to create a computerized management information system that would standardize and automate the calculation of inmate sentences and post each inmate’s information monthly.

Over his years with the State of New Jersey, Mr. Wiechnik has held several key leadership positions including Chief of the Bureau of Correctional Systems, Chief of the Bureau of Classification and Identification Services, Inmate Disciplinary Hearing Officer, Capital Planner, Supervisor of Capital Planning Construction and Facility Maintenance, Supervising Administrative Analyst/Office of Employee Relations and Administrative Analyst.

Prior to his retirement, Mr. Wiechnik was the driving force behind Clean Energy initiatives for the DOC; planning distributive (electric) generation projects utilizing renewable and sustainable alternative energy

In 1973, Mr. Wiechnik received his Bachelor’s Degree from Trenton State College, which is now known as the College of New Jersey.

Mr. Wiechnik is a director of Suncast Solar Energy Inc.   a  reporting issuer in the United States..

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Position Held	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Tellus Engineering Ltd.	10% affiliated shareholder	Late/1	n/a	n/a
Michael Wiechnik	President and director	Late/1	n/a	n/a

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

ITEM 11.  EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee.   Compensation is determined by our directors.   Compensation as paid to our officers and directors for the fiscal years ended August 31, 2012 and August 31, 2011 is detailed below.

Summary Compensation Table

Name and Principal Position	Fiscal year ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Wiechnik, President and CEO(1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
W. Scott Lawler President, CEO, CFO, Secretary and Treasurer(2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	5,000	5,000
Jeremy Booth President & CEO, Treasurer (3)	2012	64,512	-0-	-0-	-0-	-0-	-0-	-0-	64,512
Jeremy Booth President & CEO, Treasurer (3)	2011	44,271	-0-	-0-	-0-	-0-	-0-	-0-	44,271
Errol Gillespie President & CEO, Secretary-Treasurer (4)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Wiechnik held these offices for fiscal 2012 from August 28, 2012
(2)
Mr. Lawler held these offices for fiscal 2012 from January 26, 2012 to August 28, 2012 when he resigned as President and CEO but remained in all other officer positions.  During the fiscal year Mr. Lawler charged the Company $5,000 for director fees.  The amount is included in accounts payable as at the year ended August 31, 2012.

(3)	Mr. Booth held this office for fiscal 2011 from December 11, 2010 and for fiscal 2012 to January 26, 2012.
(4)	Mr. Gillespie held this office for fiscal 2011 until December 11, 2010 and for fiscal 2010 from April 28, 2010.

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding stock option or any other form of equity plan.

Compensation of Directors

The Company did not have any compensation plans for its directors during fiscal 2012.   During fiscal 2012, Mr. W. Scott Lawler invoiced the Company $5,000 for directors fees.   The amount remained outstanding as at August 31, 2012.    The Company did not pay any other compensation to its directors or officers for their positions as directors or officers during fiscal 2012

Equity Compensation Plans

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of January 15, 2013, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Tellus Engineering Ltd. 7/F, Kin On Commercial Building 49-51 Hong Kong	10,000,000 common shares held directly	16.64%
Common	Inoculent Biotech (Holdings) Corporation A 102, 10/F, Tung Nam Factory Building, 40 Ma Tau Kok Road, Tokwawan, Kowloon, Hong Kong.	30,000,000 common shares held directly	49.91%
Common	Vino Business Inc. The Malta Lion, Suite 404 Coney Drive, Belize City, Belize	3,629,738 common shares held directly	6.03%
(1)

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of January 15, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 60,109,753 shares of common stock outstanding as of December 20, 2012.

Security Ownership of Management

The following table sets forth information, as of January 15, 2013, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Michael R. Wiechnik 11 Preswick Dr., Medford, N.J. 08055	-0-	-0-
Common	All Officers and Directors as a group	-0-	-0-

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of January 15, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 60,109,753 shares of common stock outstanding as of December 20, 2012.

Changes in Control

During the fiscal year ended August 31, 2012, the Company divested itself of its wholly owned subsidiary, Fresh Traffic Group Corp. and received back a total of 138,667 shares of the common stock of the Company which were returned to treasury and cancelled.

Further, the Company issued a total of 40,000,000 shares to Tellus Engineering Ltd. and Innoculent  thus effecting a change in control of the Company.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

During the fiscal year ended August 31, 2012, the Company paid to Mr. Jeremy Booth, a prior officer and director of the Company and  the Company’s then wholly owned subsidiary, Fresh Corp. the amount of USD$64,512 (CAD$65,119) (2011-$44,754) for the provision of contract services including search engine optimization and internet marketing services. These fees were recorded as cost of goods sold and were paid in cash.

As part of the transactions related to the disposition of Fresh Corp.,  Kim Lewis and Jeremy Booth, prior officers and directors of the Company each respectively returned a total of 26,667 shares to treasury and Dmytro Hrytsenko, an affiliated shareholder, returned a total of 53,333 shares to treasury.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended August 31, 2012 and August 31, 2011:

Services	$2012	$2011
Audit fees	16,500	32,050
Audit related fees	0	0
Tax fees	800	800
All other fees	0	0
Total fees	17,300	32,850

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

Tax fees shown for 2012 are estimated only for the purposes of this disclosure based on advice from the principal auditor for preparation of our U.S. tax return and are expected to be $800.

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

Exhibits
Number	Description
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iv)	Amended Articles of Incorporation dated October 20, 2010 reflecting name change to Fresh Traffic Group Inc.	Filed herewith.
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.3	Letter of Intent between the Company, Fresh Traffic Group and the shareholders of Fresh Traffic Group executed August 14, 2010.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the SEC on August 20, 2010.
10.4	Share Exchange Agreement dated October 20, 2010 between the Company, Fresh Traffic Group Corp., and the shareholders of Fresh Traffic Group Corp.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on November 5, 2010.
10.5	Assignment Agreement dated June 19, 2012 and approval of Licensor Agreement between the Company and Tellus Engineering Ltd.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on June 27, 2012.
10.6	Amended Assignment Agreement dated September 12, 2012	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on September 26, 2012.
10.7	Disposition Agreement with Fresh Traffic Group Corp. dated August 28, 2012	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on September 26, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
*To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGETICS, INC.

Date:	January 22, 2013	By:	/s/ Michael R. Wiechnik
		Name:	Michael R. Wiechnik
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	January 22, 2013	By:	/s/ Michael R. Wiechnik
		Name:	Michael R. Wiechnik
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director