Form 10-Q
period 2012-11-30
Synergetics, Inc.
filed 2013-01-29
CIK 1427580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

60,003,086 common shares outstanding as of January 25, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SYNGERTICS, INC.
(Formerly Fresh Traffic Group Inc.)

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	November 30, 2012 (unaudited)	August 31, 2012
ASSETS
Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$74,668	$75,732
Loans payable	29,242	14,692
Convertible notes	38,577	136,726
Total Current Liabilities	142,487	227,150

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized;
10,480,015 and 10,479,998 common shares issued and outstanding at November 30, 2012 and August 31, 2012, respectively	10,480	10,480
Shares receivable	(139)	(139)
Shares payable	49,630	30,000
Additional Paid-in Capital	393,982	315,464
Deficit accumulated	(428,560)	(428,560)
Deficit accumulated during development stage	(167,880)	(154,395)
Accumulated other comprehensive income (loss)	-	-
Total Stockholders’ (Deficiency)	(142,487)	(227,150)
Total Liabilities and Stockholders’ (Deficiency)	$-	$-

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)
(unaudited)

	Three Months Ended November 30,		Date of re-entering the development stage
	2012	2011 (Consolidated)	(August 28, 2012) to November 30, 2012
Operating Expenses
Professional fees	$11,112	$7,242	$11,112
Impairment of assets	-	-	88,000
Other general and administrative expenses	290	32	488
Total operating expenses	11,402	7,274	99,600
(Loss) from operations	(11,402)	(7,274)	(99,600)

Other income (expense)
Interest expense	(2,083)	(4,412)	(2,253)

Income (loss) before income taxes	(13,485)	(11,686)	(101,853)
Income tax benefit (expense)	-	-	-
Income (loss) before continuing operations	(13,485)	(11,686)	(101,853)
Income (loss) from discontinued operations	-	(11,487)	(66,027)
Net income (loss)	$(13,485)	$(23,173)	$(167,880)

Net (loss) per share – basic and diluted	-	-
(Loss) from continuing operations	$(0.00)	$(0.03)
Gain (Loss) from discontinued operations	-	(0.02)
Net (loss) per share	$(0.00)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	10,479,998	480,000

Comprehensive income (loss) gain:	-	-
Net income (loss)	$(13,485)	$(23,173)
Foreign currency translation (loss) gain from discontinued operations	-	(249)
Comprehensive income (loss)	$(13,485)	$(23,422)

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(unaudited)

	Three Months Ended November 30,		Date of re-entering the development stage
	2012	2011 (Consolidated)	(August 28, 2012) to November 30, 2012
Cash flows from operating activities
Net loss	$(13,485)	$(23,173)	$(167,880)
Add: loss (income) from discontinued operations	-	11,487	66,027
Adjustment to reconcile net loss to cash provided by (used in) operations:
Impairment of assets	-	-	88,000
Accrued interest	2,083	336	2,253
Changes in assets and liabilities:	-	-	-
GST receivable	-	(164)	-
Accounts payable and accrued liabilities	(3,148)	(9,486)	(2,950)
Net cash provided by (used in) continuing operations	(14,550)	(21,000)	(14,550)
Net cash provided by (used in) discontinued operations	-	(2,021)	-
Net cash provided by (used in) operating activities	(14,550)	(23,021)	(14,550)

Cash flows from Investing Activities
Net cash provided by (used in) continuing operations	-	-	-
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from Financing Activities
Proceeds from loans payable	14,550	-	14,550
Net cash provided by continuing operations	14,550	-	14,550
Net cash provided by discontinued operations	-	21,000	-
Net cash provided by financing activities	14,550	21,000	14,550

Effect of currency rate exchange on cash	-	(318)	-

Increase (decrease) in cash during the period	-	(2,339)	-
Cash, beginning of period	-	44,538	-
Cash, end of period	$-	$42,199	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock payable to convert notes	$98,149	$-	$98,149
	$98,149	$-	$98,149

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
November 30, 2012
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

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH” whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 12,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operated as a Wholly Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. Pursuant to the Agreement, ECH became a wholly-owned subsidiary of the Company. The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction. Subsequently, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review. As a result, the acquisition of DTS8 Holdings Co. Ltd. by the Company’s wholly-owned subsidiary ECH was cancelled with return of the 12,000 shares held by Mr. Tan to treasury and the cancellation of the promissory note. On February 8, 2010, the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business.

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

NOTE 2 - Summaries of Significant Accounting Policies

The financial statements present the consolidated operations of the Company and its wholly-owned subsidiary, Fresh Corp. for the three month period ended November 30, 2012, at which point the operations of subsidiary Fresh Corp. have been represented as discontinued in current and prior comparative periods. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. The condensed consolidated balance sheet at August 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on January 23, 2013.

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
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

NOTE 2 - Summaries of Significant Accounting Policies (continued)

Revenue Recognition –

The Company’s former subsidiary, Fresh Corp. recognized revenue on products and services when the following criteria were satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue is primarily generated through term-based contracts with clients that require a flat monthly fee for services rendered on a monthly basis, depending on the service level provided under the contract. We record the service revenue on a straight line basis over the contract period.

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

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
November 30, 2012
(Stated in US Dollars)
.
NOTE 2 - Summaries of Significant Accounting Policies (continued)

Income Taxes – (continued)

The Company has no tax position at November 30, 2012 and August 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2012 or August 31, 2012. As stated above, the Company’s utilization of any net operating loss carry forwards may be unlikely as a result of its current unprofitable activities, as well as changes in ownership and business activities.

Basic and Diluted Loss Per Share –

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2012, the Company has entered into convertible loan agreements whereby the holders may acquire up to 27,345,200 shares of the Company’s common stock, which are anti-dilutive and excluded in the loss per share computation.

Reclassifications –

Certain reclassifications have been made to the prior period’s consolidated financial statements and notes thereto for comparative purposes to conform to the current period’s presentation.  These reclassifications have no effect on previously reported results of operations.

Note 3 – Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception to current period ended November 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with funds raised from loans as may be negotiated and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 4 – Acquisition of licensing agreements

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

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
November 30, 2012
(Stated in US Dollars)

Note 4 – Acquisition of licensing agreements (continued)

The Company issued 10,000,000 shares of the common stock of the Company to Tellus on August 27, 2012.

Further to the Assignment Agreement between Tellus and the Company, both Tellus and the Company had agreed to issue a total of 30,000,000 restricted shares to Inoculent BioTech (Holdings) Corporation (“Inoculent”), however the Assignment Agreement failed to reference the issuance of the shares to Inoculent and the shares were not issued on closing.   On September 15, 2012, the Company and Tellus entered into an Amended Assignment Agreement whereby they amended the share consideration to be issued to Assignor to be 40,000,000 restricted shares of the common stock of Assignee.

Subsequent to the period covered by this report, the Company issued 30,000,000 shares of the common stock of the Company on December 4, 2012 to Inoculent.

The 40,000,000 shares were valued at $88,000 in consideration for the assignment of certain licensing rights from Tellus to the Company at $0.0022 per share which was the bid price of the stock on August 27, 2012 and the last trading price of the stock.

An impairment loss of $88,000 on the certain licensing rights was recognized in the profit and loss account in fiscal year ended August 31, 2012.

Note 5– Loans Payable

(a)
As of August 28, 2012, the Company issued a promissory note in the amount of $14,692. due and payable by the Company on or before October 31, 2012 in regard to the disposition of Fresh Corp. An interest expense in the amount of $125 was incurred. The promissory note plus accrued interest was not repaid by October 31, 2012 as agreed and remains immediately due and payable.

(b)
During the period ended November 30, 2012, the Company obtained unsecured demand loans in the total amount of $14,550 at an annual interest rate at 10%. An interest expense in the amount of $74 was incurred. The loan plus accrued interest remains due and payable as at November 30, 2012.

Note 6– Convertible Notes

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

On July 17, 2012, the Company settled accounts payable totaling $83,834 by way of the issuance of a convertible note. The convertible note is a demand loan, with interest payable annually at 18% per annum. The convertible note is unsecured and is convertible from the date of issuance into shares of common stock at a deemed price of $0.005 per share, for a total issuance of 16,766,850 shares, if converted.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $136,726 on the notes. This value was recorded as a discount on debt and offset to additional paid in capital. Since the convertible notes were convertible at any time from the date of issue, the discount amounts have been recorded as interest expense during the fourth quarter of fiscal year ended August 31, 2012.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
November 30, 2012
(Stated in US Dollars)

Note 6– Convertible Notes (continued)

On September 20, 2012, the Company received notice of election to convert certain debt of the Company in the amount of $98,149 at the price of $0.005 per share, convertible into 19,629,738 shares of its common stock to various creditors. The shares were issued subsequent to November 30, 2012.

Interest expenses for the three months ended November 30, 2012 and for the fiscal year ended August 31, 2012 in regard to the convertible notes is as follows:

	November 30, 2012	August 31, 2012
Interest expense	$1,884	$2,547

Note 7 – Common Stock

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

As of November 30, 2012, the issued and outstanding number of shares of common stock is 10,480,015 which amount includes rounding-up of  17 shares issued as a result of the reverse split.

The Company was required to issue a total of  40,000,000 shares of common stock in consideration for the assignment of certain licensing rights from Tellus to the Company at a deemed price of $0.0022 per share, which was the bid price of the stock of the Company on August 27, 2012 and the last trading price of the stock. 10,000,000 shares were issued on August 28, 2012 and 30,000,000 shares were issued subsequently on December 4, 2012.

Under the terms of the disposition agreement certain shareholders of the Company that had received shares on the acquisition of Fresh Corp agreed to return a total of 138,667 shares to the Company for cancellation, which shares are reflected on the balance sheet as “Shares Receivable” in the amount of $(139).  The shares were surrendered to the Company on August 28, 2012 and were canceled on January 22, 2013.

SYNERGETICS, INC.
(Formerly Fresh Traffic Group Inc.)
 (A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
November 30, 2012
(Stated in US Dollars)

Note 8 – DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

	November 30, 2012	August 31, 2012
Deferred tax assets – net operating loss carryforwards	$4,837	$174,800
Valuation allowance for deferred tax asset	(4,837)	(174,800)
	$-	$-

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

At November 30, 2012, the Company has estimated accumulated operating losses totaling $604,827, which may be available to reduce taxable income in future years. These losses expire beginning in 2027.

Note 9– Subsequent Events

On December 4, 2012, the Company issued a total of 19,629,738 shares of its common stock to various creditors of the Company pursuant to elections to convert certain debt of the Company in the amount of $98,149 at the price of $0.005 per share. Refer to Note 6 – Convertible Notes above.

On December 4, 2012, the Company issued 30,000,000 shares of the common stock in consideration for the assignment of certain licensing rights from Tellus,

Under the terms of the disposition agreement certain shareholders of the Company that had received shares on the acquisition of Fresh Corp agreed to return a total of 138,667 shares to the Company for cancellation, which shares are reflected on the balance sheet as “Shares Receivable” in the amount of $(139).  The shares were surrendered at closing on August 28, 2012 and  a total of 106,667 shares were cancelled  on January 22, 2013.  The remaining 32,000 shares are at the transfer agent for cancellation.

Subsequent to November 30, 2012, the Company received a notice of election to convert the remaining amounts due under the convertible notes totaling $38,577, convertible into 7,715,400 shares of common stock.   As at January 25, 2013, the shares had not yet been issued.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2012, and 2011, together with notes thereto.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation, we have not generated any significant revenues. We have not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within our first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2012, we discontinued our then current operations and entered into a licensing arrangement thus reentering into the development stage.

We are dependent upon obtaining additional financing adequate to fund our new operations. While we funded our earlier operations through stock and debt transactions including with related parties, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.  The report of our auditors on our financial statements for the year ended August 31, 2012 includes a reference to going concern risks.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

General Development of Business

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

On January 10, 2010, the Company entered into a formal agreement (the “Agreement”) with the 100% owners of Estate Coffee Holdings Ltd. (formerly Sumbody Coffee Company) (“ECH” whereby the Company agreed to acquire all of the issued and outstanding shares of ECH in exchange for the issuance of 12,000 restricted shares of the Company to Sean Tan, ECH’s primary creditor, in settlement of a promissory note between ECH and Mr. Tan. ECH had previously acquired 20% of the shares of DTS8 Holdings Co. Ltd. (“DTS8”), a Hong Kong company which operated as a Wholly Owned Foreign Entity in the Republic of China, from Mr. Tan in exchange for a promissory note in the amount of $60,000 plus interest at the rate of 6% per annum. Pursuant to the Agreement, ECH became a wholly-owned subsidiary of the Company. The shares were issued to Mr. Tan on January 21, 2010, the closing date of the transaction. Subsequently, upon receipt of final documentation with respect to the transaction noted above, the Company discovered that DTS8 had not perfected the transaction with the regulatory authorities in Hong Kong, and further, the ownership structure of the assets acquired by DTS8 included a second Hong Kong based entity, the records for which were not able to be obtained by the Company for review. As a result, the acquisition of DTS8 Holdings Co. Ltd. by the Company’s wholly-owned subsidiary ECH was cancelled with return of the 12,000 shares held by Mr. Tan to treasury and the cancellation of the promissory note. On February 8, 2010, the Company changed its name from SLAP, Inc. to Estate Coffee Holdings Corp. to reflect the initiative to operate in the coffee business.

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
.
Current Operations

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

Liquidity & Capital Resources

As of November 30, 2012 and at the fiscal year ended August 31, 2012, our cash balance was $Nil. We had no current assets as at May 31, 2012 and November 30, 2012. As of November 30, 2012 and August 31, 2012, we had a working capital and shareholders’ deficiency of $142,487 and $227,150, respectively.

Accounts Payable and accrued liabilities decreased slightly to $74,668 as at November 30, 2012 from $75,732 at August 31, 2012, and loans payable increased from $14,692 (August 31, 2012) to $29,242 for the three month period ended November 30, 2012, as the Company borrowed funds to pay for its continuing reporting obligations.   Convertible notes decreased to $38,577 at November 30, 2012 from $136,726 at August 31, 2012 as the note holders elected to convert their notes to common stock. To date, the Company has been unable to raise sufficient funds to pay its obligations as they become due.

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

Results of Operations

For the Three Months ended November 30, 2012 and 2011

For the three months ended November 30, 2012, loss from operations totaled ($11,402) as compared to a loss from operations of ($7,724) for the three months ended November 30, 2011. The slight increase was due mainly to an increase in professional fees related to our recent acquisitions and dispositions of assets.

Interest expenses decreased for the three months ended November 30, 2012 to $2,083 from $4,412 for the three months ended November 30, 2011 as the Company settled its debt by way of the issuance of shares thus reducing interest payable on the loans.

Revenues

After giving effect to discontinued operations, the Company had no revenues to report for the three months ended November 30, 2012 or 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of November 30, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of November 30, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2012:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

SYNERGETICS, INC. (Formerly Fresh Traffic Group Inc.)

Date:	January 28, 2013	By:	/s/ Michael Wiechnik
		Name:	Michael R. Wiechnik
		Title:	President, Secretary, Treasurer Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Director