Form 10-Q
period 2013-02-28
Synergetics, Inc.
filed 2015-05-27
CIK 1427580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

71,968,477 common shares outstanding as of May 22, 2015

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

SYNERGETICS, INC.

2

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

3

SYNERGETICS, INC.

(A Development Stage Company)

BALANCE SHEETS

	February 28,
	2013	August 31,
	(unaudited)	2012

ASSETS
Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$87,541	$75,732
Loans payable	36,092	14,692
Convertible notes	-	136,726
Total Current Liabilities	123,633	227,150

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock –
Authorized:
$0.001 par value, 675,000,000 common shares authorized; 67,718,477 and 10,479,998 common shares issued and outstanding at February 28, 2013 and August 31, 2012, respectively	67,718	10,480
Shares receivable	(32)	(139)
Shares payable	-	30,000
Additional Paid-in Capital	424,844	315,464
Deficit accumulated	(428,560)	(428,560)
Deficit accumulated during development stage	(187,603)	(154,395)
Total Stockholders’ (Deficiency)	(123,633)	(227,150)
Total Liabilities and Stockholders’ (Deficiency)	$-	$-

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Date of re-entering
					the development
					stage
	Three Months Ended		Six Months Ended		(August 28, 2012)
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	Through February
		(consolidated)		(consolidated)	28, 2013

Operating Expenses:
Professional fees	14,404	18,001	25,516	25,243	25,516
Impairment of assets	-	-	-	-	88,000
Other general and administrative expenses	4,410	-	4,700	32	4,898
Total operating expenses	18,814	18,001	30,216	25,275	118,414
(loss) from operations	(18,814)	(18,001)	(30,216)	(25,275)	(118,414)

Other Income (expense):
Interest Expense	(909)	(4,178)	(2,992)	(8,590)	(3,162)

Income (loss) before income taxes	(19,723)	(22,179)	(33,208)	(33,865)	(121,576)
Income tax benefit (expense)	-	-	-	-	-
Income (loss) from continuing operations	(19,723)	(22,179)	(33,208)	(33,865)	(121,576)
Income (loss) from discontinued operations	-	(10,405)	-	(21,892)	(66,027)
Net Income (loss)	$(19,723)	$(32,584)	$(33,208)	$(55,757)	$(187,603)

Net loss per share – basic and diluted
Loss from continuing operations	$(0.00)	$(0.05)	$(0.00)	$(0.07)
Loss from discontinued operations	-	(0.02)	-	(0.05)
Net (loss) per shares	$(0.00)	$(0.07)	$(0.00)	$(0.12)

Weighted Average number of shares outstanding- basis and diluted	43,498,500	480,000	26,898,038	480,000

Comprehensive income (loss) gain:
Net income (loss)	$(19,723)	$(32,584)	$(33,208)	$(55,757)
Foreign currency translation (loss) gain from discontinued operations	-	2,046	-	1,797
Comprehensive income (loss)	$(19,723)	$(30,538)	$(33,208)	$(53,960)

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Date of
			re-entering
			the development
			stage
	Six Months Ended		(August 28, 2012)
	February 28,	February 29, 2012	to February 28,
	2013	(Consolidated)	2013
Cash flows from operating activities
Net loss	$(33,208)	$(55,757)	$(187,603)
Add: loss (income) from discontinued operations	-	21,892	66,027
Adjustment to reconcile net loss to cash provided by (used) in operations:
Impairment of assets	-	-	88,000
Accrued interest	2,992	1,069	3,162

Changes in assets and liabilities:
GST receivable	-	(164)	-
Accounts payable and accrued liabilities	8,816	11,960	9,014
Net cash provided by (used in) continuing operations	(21,400)	(21,000)	(21,400)
Net cash provided by (used in) discontinued operations	-	2,527	-
Net cash provided by (used in) operating activities	(21,400)	(18,473)	(21,400)

Cash flows from Investing Activities
Net cash provided by (used in) continuing operations	-	-	-
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from Financing Activities
Proceeds from loan payable	21,400	21,000	21,400
Net cash provided by financing activities	21,400	21,000	21,400

Effect of currency rate change on cash	-	1,877	-

Increase (decrease) in cash during the period	-	4,404	-
Cash, beginning of period	-	44,538	-
Cash, end of period	$-	$48,942	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued to convert notes	136,726	-	136,726
	$136,726	$-	$136,726

The accompanying notes are an integral part of these financial statements.

SYNERGETICS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
February 28, 2013

NOTE 1 - Nature and Continuance of Operations

Organization:

Synergetics, Inc. (the “Company”, “Synergetics”, “we”, “us”, “our”) (formerly Fresh Traffic Group Inc., Estate Coffee Holdings Corp., and Slap Inc.) was incorporated in the State of Nevada, United States of America on March 19, 2007 to engage in the business of oil and gas exploration, development, production and acquisitions.

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

SYNERGETICS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
February 28, 2013

NOTE 1 - Nature and Continuance of Operations (continued)

Pursuant to the terms of the Assignment Agreement and the amendments thereto, Tellus assigned all rights and interests to the licensing agreement with SGPStroy to the Company in exchange for the issuance of 40,000,000 restricted shares of common stock of the Company.

On August 28, 2012, the Company and Tellus agreed to waive certain conditions to Closing and closed the acquisition, at that time the Company divested of the shares of its then wholly owned subsidiary, Fresh Traffic Group Corp.(“Fresh Corp”) in exchange for the return to treasury for cancellation of a total 138,667 shares of the Company, the issuance of a promissory note in the amount of $14,691.74 to Fresh Corp. and the reverse split of the then issued and outstanding shares of the Company on the basis of 1 for 75, the name change of the Company to Synergetics, Inc. and the Company’s agreement to use its best efforts to settle certain debt on the balance sheet of the Company at no less than $0.005 per share. The reverse split and name change were approved by FINRA on August 30, 2012 and effected on that date. The effect of this reverse split has been retroactively applied to the common stock balances at August 30, 2012, and reflected in all common stock activity presented in these financial statements. These financial statements include the consolidation of Fresh Corp. up to and including August 28, 2012, which operations are reflected as discontinued operations as at the fiscal period ended August 31, 2012 and 2011.

The Company is in the development stage, as a result of the acquisition of certain license agreements under an Assignment Agreement which closed on August 28, 2012 (refer to Note 5) and the disposition of Fresh Corp. Since the acquisition, the Company has been seeking financing for its new project. No other operations related to the project have taken place as at this date.

NOTE 2 - Summaries of Significant Accounting Policies

The financial statements present the operations of the Company. Operations of formerly wholly-owned subsidiary, Fresh Corp. are presented as discontinued operations effective August 31, 2011. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. The condensed consolidated balance sheet at August 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on January 23, 2013.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

SYNERGETICS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
February 28, 2013
(Stated in US Dollars)

NOTE 2 - Summaries of Significant Accounting Policies (continued)

Revenue Recognition –

The Company’s former subsidiary, Fresh Corp. recognized revenue on products and services when the following criteria were satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue was primarily generated through term-based contracts with clients that require a flat monthly fee for services rendered on a monthly basis, depending on the service level provided under the contract. We recorded the service revenue on a straight line basis over the contract period. Any revenue generated by the Company’s former subsidiary has been reflected in the financial statements effective August 31, 2011 as a part of discontinued operations.

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

SYNERGETICS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2013

(Stated in US Dollars)

.

NOTE 2 - Summaries of Significant Accounting Policies (continued)

Income Taxes – (continued)

The Company has no tax position at February 28, 2013 and August 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2013 or August 31, 2012. As stated above, the Company’s utilization of any net operating loss carry forwards may be unlikely as a result of its current unprofitable activities, as well as changes in ownership and business activities.

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

Recent Accounting Pronouncements –

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Reclassifications –

Certain reclassifications have been made to the prior period’s consolidated financial statements and notes thereto for comparative purposes to conform to the current period’s presentation. These reclassifications have no effect on previously reported results of operations.

Note 3 – Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception to the current period ended February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with funds raised from loans as may be negotiated and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SYNERGETICS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
February 28, 2013
(Stated in US Dollars)

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

Further to the Assignment Agreement between Tellus and the Company, both Tellus and the Company had agreed to issue a total of 30,000,000 restricted shares to Inoculent BioTech (Holdings) Corporation (“Inoculent”), however the Assignment Agreement failed to reference the issuance of the shares to Inoculent and the shares were not issued on closing. On September 15, 2012, the Company and Tellus entered into an Amended Assignment Agreement whereby they amended the share consideration to be issued to Assignor to be 40,000,000 restricted shares of the Company’s common stock of which 10,000,000 shares were issued to Tellus and 30,000,000 shares were issued to Innoculent.

The Company issued 30,000,000 shares of the common stock of the Company on December 4, 2012 to Inoculent.

The 40,000,000 shares were valued at $88,000 in consideration for the assignment of certain licensing rights from Tellus to the Company at $0.0022 per share which was the bid price of the stock on August 27, 2012 and the last trading price of the stock.

An impairment loss of $88,000 on certain licensing rights was recognized in the profit and loss account in fiscal year ended August 31, 2012.

Note 5– Loans Payable

(a)	As of August 28, 2012, the Company issued a promissory note in the amount of $14,692 due and payable by the Company on or before October 31, 2012 in regard to the disposition of Fresh Corp. An interest expense in the amount of $366 was incurred. The promissory note plus accrued interest was not repaid by February 28, 2013 as agreed and remains immediately due and payable.

(b)	During the period ended February 28, 2013, the Company obtained unsecured demand loans in the total amount of $21,400 at an annual interest rate at 10%. An interest expense in the amount of $547 was accrued. The loan plus accrued interest remains due and payable as at February 28, 2013.

Note 6– Convertible Notes

On July 17, 2012, the Company settled loans payable totaling $52,892 by way of the issuance of convertible notes. The convertible notes were demand loans, with interest payable annually at 10% per annum. The convertible notes were unsecured and convertible from the date of issuance into shares of common stock at a deemed price of $0.005 per share, for a total issuance of 10,578,296 shares.

SYNERGETICS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
February 28, 2013
(Stated in US Dollars)

Note 6– Convertible Notes (continued)

On July 17, 2012, the Company settled accounts payable totaling $83,834 by way of the issuance of a convertible note. The convertible note was a demand loan, with interest payable annually at 18% per annum. The convertible note was unsecured and convertible from the date of issuance into shares of common stock at a deemed price of $0.005 per share, for a total issuance of 16,766,850 shares, if converted.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $136,726. This value was recorded as a discount on debt and an increase to additional paid in capital. Since the convertible notes were convertible at any time from the date of issue, the discount amounts were recorded as interest expense during the fourth quarter of fiscal year ended August 31, 2012.

On September 20, 2012, the Company received notice of election to convert certain debt of the Company in the amount of $98,149 at the price of $0.005 per share, convertible into 19,629,738 shares of its common stock to various creditors.

On December 17, 2012, the Company received notice of election to convert certain debt of the Company in the amount of $38,577 at a price of $0.005 per share, convertible into 7,715,408 shares of common stock, which shares were issued on February 5, 2013.

Interest expense for the three and six months ended February 28, 2013 and for the three and six months ended February 29, 2012 in regard to the convertible notes is as follows:

	Three Months ended		Six Months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Interest expense	$195	$-	$2,079	$-

Unpaid interest on the convertible notes included in accounts payable as of February 28, 2013 and for the fiscal year ended August 31, 2012 is as follows:

	February 28,	August 31,
	2013	2012
Interest expense	$4,626	$2,547

Note 7 – Common Stock

On December 7, 2010, the Company entered into a one-year agreement with a marketing company whereunder we were required to issue restricted shares as a portion of the agreed to compensation. A total of 5,334 shares due for issuance on June 8, 2011 remain un-issued by the Company as the Company disputed the services provided by the marketing company. No demand for payment of the shares has been made by the marketing company and the Company does not expect any demand to be made, however, the Company has recorded the amount of $28,000 as a liability, included in accounts payable and accrued liabilities on the balance sheets of the Company, based on the closing price of the shares of common stock of the Company on June 7, 2011 at $5.25 per share. Should any demand for payment be made the Company intends to take legal action in regard to the non-performance of the marketing company.

SYNERGETICS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
February 28, 2013
(Stated in US Dollars)

Note 7 – Common Stock (continued)

On June 26, 2012, the Board of Directors of the Company and shareholders holding a majority interest of the issued and outstanding shares of the Company approved a reverse split of the shares on the Company on the basis of one (1) share for each seventy-five (75) shares held by shareholders of record as of June 26, 2012. Upon receipt of approval from the requisite regulatory authorities, the issued and outstanding number of shares of common stock after giving effect to the reverse split was effected August 30, 2012 reducing the issued and outstanding shares to 10,480,015 which amount includes 17 round-up shares issued as a result of the reverse split.

The Company was required to issue a total of 40,000,000 shares of common stock in consideration for the assignment of certain licensing rights from Tellus to the Company at a deemed price of $0.0022 per share, which was the bid price of the stock of the Company on August 27, 2012 and the last trading price of the stock. 10,000,000 shares were issued on August 28, 2012 and 30,000,000 shares were issued on December 4, 2012.

Under the terms of the disposition agreement certain shareholders of the Company that had received shares on the acquisition of Fresh Corp agreed to return a total of 138,667 shares to the Company for cancellation, which shares are reflected on the balance sheet as “Shares Receivable” in the amount of $(139). The shares were surrendered to the Company on August 28, 2012 and 106,667 shares were canceled on January 22, 2013.

On December 4, 2012, the Company issued a total of 19,629,738 shares of its common stock to various creditors of the Company pursuant to elections to convert certain debt of the Company in the amount of $98,149 at the price of $0.005 per share. Refer to Note 6 – Convertible Notes above.

On February 6, 2013, the Company issued a total of 7,715,408 shares of its common stock to various creditors of the Company pursuant to elections to convert certain debt of the Company in the amount of $38,577 at the price of $0.005 per shares. Refer to Note 6 – Convertible Notes above.

Note 8 – Provision For Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	February 28, 2013	August 31, 2012
Deferred tax assets – net operating loss carryforwards	$11,622	$174,800
Valuation allowance for deferred tax asset	(11,622)	(174,800)
	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of one hundred percent (100%) against all available income tax loss carry-forwards, regardless of their time of expiration because the Company’s ability to use its net operating loss carry forwards may be unlikely as a result of its history of unprofitable activities, as well as changes in ownership and business activities. Section 382 of the Internal Revenue Code imposes limitations on net loss carryforwards when there is a change in control. Due to the subsequent replacement of the Company’s Chief Executive Officer and a change in controlling shareholders, some or all of the net loss carryforward may not be available to offset future taxable income.

At February 28, 2013, the Company has estimated accumulated operating losses totaling $624,550, which may be available to reduce taxable income in future years. These losses expire beginning in 2027.

SYNERGETICS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
February 28, 2013
(Stated in US Dollars)

Note 9 – Subsequent Events

A total of 32,000 shares still remain outstanding and subject to cancellation pursuant to the agreement whereby we disposed of Fresh Traffic. The holder of the shares has advised that the share certificate is lost and they will notify the transfer agent and take the necessary steps to effect cancellation for the period ended January 31, 2014.

On December 4, 2013, the sole director of the Company appointed a number of members to the Board of Directors of the Company. The following persons were appointed to the Board of Directors, David Worrell, Branislav Budimcic, Edward Mercer, and Paul Lisak who was also elected Chairman of the Board. The Company approved the following compensation to each member of the Board of Directors:

•	A grant of 300,000 stock options to each director, at an exercise price of $0.09 per share for a period of two years. The options are to have a term of five years, allow for cashless exercise and vested immediately upon grant date, December 4, 2013;

•	Compensation of $1,500 for each meeting attended in person, including the Annual Meeting of the Shareholders, if on a day other than a scheduled meeting of the Board of Directors;

•	$500 for attendance at a telephonic meeting of the Board of Directors; and

•	A maximum of $1,000 to be paid in expenses related to the attendance at Board and/or committee meetings, or actual cost aster submitting expense reports if greater. The allowance for business class airfare for international travel.

On December 4, 2013, concurrent with the appointment of the new directors, the Company approved payments of $5,000 per month retroactively to March 1, 2013 for Paul Lisak and Michael R. Wiechnik to be accrued and paid upon the Company having sufficient funds to do so. The Company further approved the issuance of a total of 750,000 shares of the common stock of the Company to each of Paul Lisak and Michael R Wiechnik as consideration for their services in the review of potential acquisitions for the Company. The shares have not yet been issued.

On December 3, 2013, the Company entered into a consulting agreement with an unrelated third party consultant. The agreement is for a term of twenty four months commencing December 1, 2013 and extended automatically at the end of each 24 month period unles terminated. The contract calls for a monthly fee of $5,000 per month, payable on the 15th of each month and out of pocket expenses upon the presentation of an expense report. The contract can be terminated upon 30 days written notice after the end of the initial twenty four months of the contract provided that compensation shall continue for the shorter of (i) the balance of the contract period or (ii) twelve (12) months from the date of termination. Other than termination for cause which requires sixty days notice, the contract cannot be cancelled by the Company in the initial twenty-four months. The consultant may terminate the contract for any reason within sixty (60) days notice.

On December 9, 2014, the Company created a Social Media subsidiary as a corporate entity focused on extending the Company's business into social media space. It is the Company's intention to explore and acquire assets, develop applications and websites necessary to extend its business activities into the social media space.

In anticipation of the action described above, in October 2014, the Company entered into an Application Development Agreement with Innovative Holdings, Inc. ("Innovative"), whereby the Company engaged Innovative to design and develop the Company's CannaNext Marijuana website and mobile app as an online local guide that connects people with marijuana businesses in states where such activities are legal, such as vendors, doctors, paraphernalia, dispensaries, drivers, growers, etc. In addition, website users can submit a review on their products or services using a one to five leaf rating system. Businesses can also update contact information and other basic listing information or add special deals. In addition to writing reviews, users can reply to reviews, add photos, post events, add other content or discuss their personal lives. The agreed consideration for the services was 2,000,000 restricted common shares of the Company and a convertible promissory note in the amount of $35,000.

During the quarter ended December 2014, Branislav Budimcic; Edward Merer and David Worrell resigned as members of the Board of Directors as a result of the change in the Company's focus to social media, an area where their expertise would no longer be of value to the Company. The former members had no disputes with the Company.

In February 2015, the Company awarded 750,000 shares of its Common Stock each to Michael R. Wiechnik, Paul Lisak and JEC Consulting Associates, LLC for services rendered in connection with reviewing targeted companies and other activities for acquisition or other businesses for the Company to pursue.

On April 17, 2015, the Company issued a promissory note in the amount of $6,000 to an unrelated third party for additional working capital. The note is due December 17, 2015 and carries interest at 4 percent per annum, payable at maturity. In connection with the issuance of the note the Company also granted the note holder 40,000 shares of its common stock. If the Company defaults on this note, as defined, the Company is obligated to issue an additional 40,000 shares of its common stock to the holder.

On April 30, 2015, Michael R. Wiechnik resigned as President and Chief Executive Officer as well as a member of the Board of Directors. Mr. Wiechnik resigned as a result of the Company's change in focus to social media, an area where his expertise was no longer of value to the Company. Mr. Wiechnik had no disputes with the Company.

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

The Company is headquartered in the United States but intends to operate globally through a team of seasoned project managers and developer partnerships that it is currently developing. The Company intends to develop biomass to energy projects initially in the North American and Balkans. Through the use of developer partnerships in South Eastern Europe, the Company also expects to distribute the AIST technology in the following Balkan countries; Bulgaria, Greece, Romania, Serbia, Montenegro, Bosnia and Herzegovina and Croatia. As of the date of the filing of this report, the Company continues to seek the necessary funding to progress its business plan.

See Note 9 to the financial statements concerning a subsequent event in which the Company intends to explore and acquire assets, develop applications and websites in order to extend its business activities into the social media space.

Liquidity & Capital Resources

As of February 28, 2013 and at the fiscal year ended August 31, 2012, our cash balance was $Nil. We had no current assets as at August 31, 2012 and February 28, 2013. As of February 28, 2013 and August 31, 2012, we had a working capital and shareholders’ deficiency of $123,633 and $227,150, respectively.

Accounts Payable and accrued liabilities increased to $87,541 as at February 28, 2013 from $75,732 at August 31, 2012, and loans payable increased from $14,692 (August 31, 2012) to $36,092 at February 28, 2013, as the Company borrowed funds to pay for its continuing reporting obligations. Convertible notes decreased to $nil at February 28, 2013 from $136,726 at August 31, 2012 as the note holders elected to convert their notes to common stock. To date, the Company has been unable to raise sufficient funds to pay its obligations as they become due.

We do not have sufficient funds to undertake our current operations or to pay our current expenses as they come due. The Company has undertaken a new project in the field of bioenergy that will require substantial funding. The Company is currently evaluating the capital requirements to commence operations which it anticipates will be $500,000 of which $50,000 is allocated to maintaining its public company status and the balance is allocated to identifying and retaining employees, marketing and general and administrative expenses. To date the Company has only been able to raise a limited amount of funding and has not been able to raise sufficient funds for its operations, including the maintenance of its reporting requirements with the Securities and Exchange Commission. It is unclear at this time whether the Company will raise sufficient funds to bring its reporting obligations current or to commence operations.

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

Results of Operations

For the Three Months ended February 28, 2013 and February 29, 2012

For the three months ended February 28, 2013, loss from operations totaled ($18,814) as compared to a loss from operations of ($18,001) for the three months ended February 29, 2012. The operating expenses remain constant as the Company has only been funding limited operations related to its filing obligations and has not been able to raise any funding for its proposed business.

Interest expenses decreased for the three months ended February 28, 2013 to $909 from $4,178 for the three months ended February 29, 2012 as the Company settled its debt by way of the issuance of shares thus reducing interest payable on the loans.

For the Six Months ended February 28, 2013 and February 29, 2012

For the six months ended February 28, 2013, loss from operations totaled ($30,216) as compared to a loss from operations of ($25,275) for the six months ended February 29, 2012. The small increase was mainly due to the additional of additional costs for compliance with filing requirements.

Interest expense decreased for the six months ended February 28, 2013 to $2,992 from $8,590 for the six months ended February 29, 2012 as the Company settled its debt by way of the issuance of shares thus retiring certain outstanding loans and reducing interest payable.

Revenues

After giving effect to discontinued operations, the Company had no revenues to report for the three or six month periods ended February 28, 2013 or February 29, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of February 28, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013. Based on its assessment, management concluded that, as of February 28, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2013:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 17, 2012, the Company received notice of election to convert certain debt of the Company in the amount of $38,577 at a price of $0.005 per share, convertible into 7,715,408 shares of common stock, which shares were issued on February 5, 2013.

The securities were issued pursuant to the exemption afforded by Regulation S promulgated under the 1933 Act solely outside of the United States and solely to non-U.S. persons and in reliance upon the representations by the buyers that (1) at the time of the offer and sale of the securities the buyers, were not a U.S. Person as defined in Regulation S, and (2) at the time of the offer and sale of the securities to the buyers and, as of the date of the execution and delivery of the notice of election to convert by the buyers, the buyers were outside of the United States. The securities may not be offered or sold in the United States or to U.S. Persons (as defined in Regulation S) unless the securities are registered under the 1933 Act, or an exemption from the registration requirements of the 1933 Act is available..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

A total of 32,000 shares still remain outstanding and subject to cancellation pursuant to the agreement whereby we disposed of Fresh Traffic. The holder of the shares has advised that the share certificate is lost and they will notify the transfer agent and take the necessary steps to effect cancellation for the period ended January 31, 2014.

On December 4, 2013, the sole director of the Company appointed a number of members to the Board of Directors of the Company. The following persons were appointed to the Board of Directors, David Worrell, Branislav Budimcic, Edward Mercer, and Paul Lisak who was also elected Chairman of the Board. The Company approved the following compensation to each member of the Board of Directors:

• A grant of 300,000 stock options to each director, at an exercise price of $0.09 per share for a period of two years. The options are to have a term of five years, allow for cashless exercise and vested immediately upon grant date, December 4, 2013;

• Compensation of $1,500 for each meeting attended in person, including the Annual Meeting of the Shareholders, if on a day other than a scheduled meeting of the Board of Directors;

• $500 for attendance at a telephonic meeting of the Board of Directors; and

• A maximum of $1,000 to be paid in expenses related to the attendance at Board and/or committee meetings, or actual cost aster submitting expense reports if greater. The allowance for business class airfare for international travel.

On December 4, 2013, concurrent with the appointment of the new directors, the Company approved payments of $5,000 per month retroactively to March 1, 2013 for Paul Lisak and Michael R. Wiechnik to be accrued and paid upon the Company having sufficient funds to do so. The Company further approved the issuance of a total of 750,000 shares of the common stock of the Company to each of Paul Lisak and Michael R Wiechnik as consideration for their services in the review of potential acquisitions for the Company. The shares have not yet been issued.

On December 3, 2013, the Company entered into a consulting agreement with an unrelated third party consultant. The agreement is for a term of twenty four months commencing December 1, 2013 and extended automatically at the end of each 24 month period unles terminated. The contract calls for a monthly fee of $5,000 per month, payable on the 15th of each month and out of pocket expenses upon the presentation of an expense report. The contract can be terminated upon 30 days written notice after the end of the initial twenty four months of the contract provided that compensation shall continue for the shorter of (i) the balance of the contract period or (ii) twelve (12) months from the date of termination. Other than termination for cause which requires sixty days notice, the contract cannot be cancelled by the Company in the initial twenty-four months. The consultant may terminate the contract for any reason within sixty (60) days notice.

ITEM 6. EXHIBITS

Exhibits Number	Description
3(i)	Articles of Incorporation.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
3(i) (ii)	Certificate of Change dated November 2, 2009 in regard to a forward split of the issued and authorized capital of the Company	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(i) (iii)	Certificate of Amendment to the Articles of the Corporation effective February 8, 2010 amending the name of the corporation to Estate Coffee Holdings Corp.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q filed with the SEC on April 19, 2010
3(ii)	Bylaws.	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on May 29, 2008
10.1	Assignment Agreement dated June 19, 2012 and approval of Licensor Agreement between the Company and Tellus Engineering Ltd.	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on June 27, 2012.
10.2	Amended Assignment Agreement dated September 12, 2012	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on September 26, 2012.
10.3	Disposition Agreement with Fresh Traffic Group Corp. dated August 28, 2012	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with SEC on September 26, 2012.
10.4	Consulting Agreement with JEC Consulting Associates, LLC dated effective December 3, 2013	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGETICS, INC.

Date:	May 26, 2015	By:	/s/ Paul Lisak
		Name:	Paul Lisak
		Title:	President, Secretary, Treasurer Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and
Director

